Form 10-Q
period 2009-03-31
SMSA El Paso II Acquisition Corp
filed 2009-04-27
CIK 1439746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark one)

 ☒     Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For the quarterly period ended March 31, 2009

☐     Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For the transition period from ______________ to _____________

Commission File Number: 0-53334

SMSA El Paso II Acquisition Corp.

(Exact name of registrant as specified in its charter)

Nevada		26-2809162
(State of incorporation)		(IRS Employer ID Number)

174 FM 1830, Argyle, TX 76226
(Address of principal executive offices)

(972) 233-0300
(Issuer's tele phone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

     YES ☒ NO ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

   April 25, 2009: 500,004

Transitional Small Business Disclosure Format (check one):     YES ☐ NO ☒

SMSA El Paso II Acquisition Corp.

Form 10-Q for the Quarter ended March 31, 2009

Part I

Item 1 - Financial Statements

SMSA El Paso II Acquisition Corp.

(a development stage company)

Balance Sheets

March 31, 2009 and December 31, 2008

	(Unaudited)	(Audited)
	March 31,	December 31,
	2009	2008
ASSETS
Current Assets
Cash on hand and in bank	$--	$--

Total current assets	--	--

Total Assets	$--	$--
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable - trade	$--	$--
Due to majority stockholder	17,282	10,977

Total Liabilities	17,282	10,977

Commitments and Contingencies

Stockholders' deficit
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	--	--
Common stock - $0.001 par value.
100,000,000 shares authorized.
500,004 shares issued and outstanding	500	500
Additional paid-in capital	500	500
Deficit accumulated during the development stage	(18,282)	(11,977)

Total Stockholders' Deficit	(17,282)	(10,977)

Total Liabilities and Stockholders’ Deficit	$--	$--

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

SMSA El Paso II Acquisition Corp.

(a development stage company)

Statements of Operations and Comprehensive Loss

Three months ended March 31, 2009 and 2008 and

Period from August 1, 2007 (date of bankruptcy settlement) through March 31, 2009

(Unaudited)

			Period from
			August 1, 2007
	Three months	Three months	(date of bankruptcy
	ended	ended	settlement) through
	March 31,	March 31,	March 31,
	2009	2008	2009

Revenues	$--	$--	$--

Operating expenses
Reorganization costs	--	--	3,581
Professional fees	5,128	--	12,811
General and administrative expenses	1,177	--	1,890

Income from operations	(6,305)	--	(18,282)

Provision for income taxes	--	--	--

Net loss	(6,305)	--	(18,282)

Other comprehensive income	--	--	--

Comprehensive loss	$(6,305)	$--	$(18,282)

Loss per weighted-average share
of common stock outstanding,
computed on net loss - basic and fully diluted	$(0.01)	$--	$(0.04)

Weighted-average number of shares
of common stock outstanding - basic and fully diluted	500,004	500,004	500,004

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

SMSA El Paso II Acquisition Corp.

(a development stage company)

Statements of Cash Flows

Three months ended March 31, 2009 and 2008 and

Period from August 1, 2007 (date of bankruptcy settlement) through March 31, 2009

(Unaudited)

			Period from
			August 1, 2007
	Three months	Three months	(date of bankruptcy
	ended	ended	settlement) through
	March 31,	March 31,	March 31,
	2009	2008	2009
Cash Flows from Operating Activities
Net loss for the period	$(6,305)	$--	$(18,282)
Adjustments to reconcile net loss
to net cash provided by
operating activities	--	--	--

Net cash used in operating activities	(6,305)	--	(18,282)

Cash Flows from Investing Activities	--	--	--

Cash Flows from Financing Activities
Cash funded from bankruptcy trust	--	--	1,000
Cash advanced by stockholder	6,305	--	17,282

Net cash provided by financing activities	6,305	--	18,282

Increase in Cash	--	--	--

Cash at beginning of period	--	--	--

Cash at end of period	$--	$--	$--

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$--	$--	$--
Income taxes paid during the period	$--	$--	$--

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

SMSA El Paso II Acquisition Corp.

(a development stage company)

Notes to Financial Statements

March 31, 2009

Note A - Background and Description of Business

SMSA El Paso II Acquisition Corp. (Company) was organized on May 21, 2008 as a Nevada corporation to effect the bankruptcy court’s ordered reincorporation of Senior Management Services of El Paso Coronado, Inc., a Texas corporation, mandated by the plan of reorganization discussed below.

The Company’s emergence from Chapter 11 of Title 11 of the United States Code on August 1, 2007, which was effective on August 10, 2007, created the combination of a change in majority ownership and voting control - that is, loss of control by the then-existing stockholders, a court-approved reorganization, and a reliable measure of the entity’s fair value - resulting in a fresh start, creating, in substance, a new reporting entity. Accordingly, the Company, post bankruptcy, has no significant assets, liabilities or operating activities. Therefore, the Company, as a new reporting entity, qualifies as a “development stage enterprise” as defined in Statement of Financial Accounting Standard No. 7, as amended and a shell company as defined in Rule 405 under the Securities Act of 1933 (Securities Act), and Rule 12b-2 under the Securities Exchange Act of 1934 (Exchange Act).

In accordance with the confirmed plan of reorganization, our current business plan is to seek to identify a privately-held operating company desiring to become a publicly held company by merging with the Company through a reverse merger or acquisition.

Note B - Reorganization Under Chapter 11 of the U. S. Bankruptcy Code

On January 17, 2007, Senior Management Services of El Paso Coronado, Inc. and its affiliated companies (collectively SMS Companies or Debtors) filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. During the three years prior to filing the reorganization petition, SMS Companies operated a chain of skilled nursing homes in Texas, which prior to the bankruptcy proceedings consisted of a total of 14 separate nursing facilities, ranging in size from approximately 114 beds to 325 beds. In the aggregate, SMS Companies provided care to approximately 1,600 resident patients and employed over 1,400 employees. A significant portion of the SMS Companies cash flow was provided by patients covered by Medicare and Medicaid. The SMS Companies facilities provided round-the-clock care for the health, well-being, safety and medical needs of its patients. The administrative and operational oversight of the nursing facilities was provided by an affiliated management company located in Arlington, Texas. In 2005, SMS Companies obtained a secured credit facility from a financial institution. The credit facility eventually was comprised of an $8.3 million term loan and a revolving loan of up to $15 million which was utilized for working capital and to finance the purchase of the real property on which 2 of its nursing care facilities operated. By late 2006, SMS Companies were in an "overadvance" position, whereby the amount of funds extended by the lender exceeded the amount of collateral eligible to be borrowed under the credit facility. Beginning in September 2006, SMS Companies entered into the first of a series of forbearance agreements whereby the lender agreed to forebear from declaring the financing in default provided SMS Companies obtained a commitment from a new lender to refinance and restructure the credit facility. SMS Companies were unsuccessful in obtaining a commitment from a new lender and, on January 5, 2007, the lender declared SMS Companies in default and commenced foreclosure and collection proceedings. On January 9, 2007, the lender agreed to provide an additional $1.7 million to fund payroll and permit a controlled transaction to bankruptcy. Subsequently, on January 17, 2007, the SMS Companies filed a petition for reorganization under Chapter 11 of the Bankruptcy Code.

Under Chapter 11, certain claims against the Debtors in existence prior to the filing of the petitions for relief under Federal Bankruptcy Laws are stayed while the Debtors continue to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. These claims were reflected in the Company’s balance sheets as “Liabilities Subject to Compromise” through the settlement date. Additional claims (liabilities subject to compromise) may arise subsequent to the petition date resulting from the rejection of executory contracts, including leases, and from the determination of the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts.

SMSA El Paso II Acquisition Corp.

(a development stage company)

Notes to Financial Statements - Continued

March 31, 2009

Note B - Reorganization Under Chapter 11 of the U. S. Bankruptcy Code - Continued

The First Amended, Modified Chapter 11 Plan, (the Plan) as presented by SMS Companies and their creditors was approved by the United States Bankruptcy Court, Northern District of Texas - Dallas Division on August 1, 2007. The Plan, which contemplates the Company entering into a reverse merger transaction, provided that certain identified claimants as well as unsecured creditors, in accordance with the allocation provisions of the Plan of Reorganization, and the Company’s new controlling stockholder would receive “new” shares of the Company’s post-reorganization common stock, pursuant to Section 1145(a) of the Bankruptcy Code. As a result of the Plan’s approval, all liens, security interests, encumbrances and other interests, as defined in the Plan of Reorganization, attach to the creditor’s trust. Specific injunctions prohibit any of these claims from being asserted against the Company prior to the contemplated reverse merger.

All assets, liabilities and other claims, including “Allowed Administrative Claims” which arise in the processing of the bankruptcy proceedings, against the Company and it’s affiliated entities were combined into a single creditor’s trust for the purpose of distribution of funds to creditors. Each of the individual SMS Companies entities otherwise remained separate corporate entities. From the commencement of the bankruptcy proceedings through August 1, 2007 (the confirmation date of the plan of reorganization), all secured claims and/or administrative claims during this period were satisfied through either direct payment or negotiation.

We will remain subject to the jurisdiction of the bankruptcy court until we consummate a merger or acquisition. Pursuant to the confirmation order, if we do not consummate a business combination prior to August 10, 2009, as mandated in the Plan of Reorganization, the Plan Shares will be deemed canceled, the pre-merger or acquisition injunction provisions of the confirmation order, as they pertain to the Company, shall be deemed dissolved and no discharge will be granted to the Company, all without further order of the bankruptcy court. If we timely consummate a merger or acquisition with an entity which is engaged in business, we will file a certificate of compliance with the bankruptcy court which will state that the requirements of the Plan have been met, resulting in the discharge to be deemed granted. Thereafter, the post discharge injunction provisions set forth in the Plan and the confirmation order shall then become effective.

The Company’s Plan of Reorganization was confirmed by the Bankruptcy Court on August 1, 2007 and became effective on August 10, 2007. It was determined that SMSA El Paso II Acquisition Corp’s reorganization value computed immediately before August 1, 2007, the confirmation date of the Plan of Reorganization, was approximately $1,000, which consisted of the following:

Current assets to be transferred to the post-confirmation entity	$1,000
Fair market value of property and equipment	--
Deposits with vendors and other assets transferred
to the post-confirmation entity	--

Reorganization value	$1,000

Pursuant to the Plan of Reorganization, all of the operations of the Company were transferred to a combined creditor’s trust and, as approved by the Bankruptcy Court, a completely new entity was formed for purposes of completing the aforementioned reverse merger transaction. The Company adopted fresh-start reporting because the holders of existing voting shares immediately before filing and confirmation of the Plan received less than 50.0% of the voting shares of the emerging entity and its reorganization value is not greater than its postpetition liabilities and allowed claims, as shown below:

Postpetition current liabilities	$--
Liabilities deferred pursuant to Chapter 11 proceeding	--
“New” common stock issued upon reorganization	1,000

Total postpetition liabilities and allowed claims	1,000
Reorganization value	(1,000)

Excess of liabilities over reorganization value	$--

SMSA El Paso II Acquisition Corp.

(a development stage company)

Notes to Financial Statements - Continued

March 31, 2009

Note B - Reorganization Under Chapter 11 of the U. S. Bankruptcy Code - Continued

The reorganization value of SMSA El Paso II Acquisition Corp. was determined in consideration of several factors and by reliance on various valuation methods, including discounting cash flow and price/earnings and other applicable ratios. The factors considered by SMSA El Paso II Acquisition Corp. included the following:

•	Forecasted operating and cash flows results which gave effect to the estimated impact of
	--	Corporate restructuring and other operating program changes
	--	Limitations on the use of available net operating loss carryforwards and other tax attributes resulting from the Plan of Reorganization and other events
•	The discounted residual value at the end of the forecast period based on capitalized cash flows for the last year of that period.
•	Market share and position
•	Competition and general economic conditions
•	Projected sales growth
•	Potential profitability
•	Seasonality and working capital requirements

 After consideration of SMSA El Paso II Acquisition Corp.’s debt capacity and other capital structure considerations, such as industry norms, projected earnings to fixed charges, projected earnings before interest and projected free cash flow to debt service and other applicable ratios, management determined that SMSA El Paso II Acquisition Corp.’s reorganization capital structure should be as follows:

Common Stock (500,004 “new” shares to be issued at $0.001 par value)	$500
Additional paid-in capital	500

Total reorganized capital structure	$1,000

As previously discussed, the cancellation of all existing shares outstanding at the date of the bankruptcy filing and the issuance of all “new” shares of the reorganized entity caused an issuance of shares of common stock and a related change of control of the Company with more than 50.0% of the “new” shares being held by persons and/or entities which were not pre-bankruptcy stockholders. Accordingly, per American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (SOP-90-7), the Company adopted “fresh-start” accounting as of the bankruptcy discharge date whereby all continuing assets and liabilities of the Company were restated to the fair market value. SOP 90-7 further states that fresh start financial statements prepared by entities emerging from bankruptcy will not be comparable with those prepared before their plans were confirmed because they are, in fact, those of a new entity. For accounting purposes, the Company adopted fresh start accounting in accordance with SOP 90-7 as of August 1, 2007, the confirmation date of the Plan. The following accounting entries and condensed balance sheet illustrate the financial effect of implementing the Company’s Plan and the adoption of fresh start reporting as of the approval of the Plan by the Bankruptcy Court on August 1, 2007.

Entries to record debt discharge	Debit	Credit

Liabilities subject to compromise	$1,107,487
Cash		$1,120
Accounts receivable - trade and other		202,564
Prepaid expenses and other assets		17,190
Property and equipment		376,784
Accumulated depreciation	136,220
Gain on debt discharge		646,049

SMSA El Paso II Acquisition Corp.

(a development stage company)

Notes to Financial Statements - Continued

March 31, 2009

Note B - Reorganization Under Chapter 11 of the U. S. Bankruptcy Code - Continued

Entries to record cancellation of “old” stock and issuance of “new” stock	Debit	Credit

Common stock - old	$10
Additional paid-in capital	490
Common stock - new		$500

Entries to record the adoption of fresh-start reporting and to eliminate the deficit

Cash due from bankruptcy creditor’s trust	$1,000
Accumulated deficit		$1,000

The effect of the Plan of Reorganization on SMSA El Paso II Acquisition Corp.’s balance sheet at August 1, 2007, is as follows:

	Adjustments to record confirmation of Plan
	July 31, 2007				August 1, 2007
					Reorganized
	Pre-	Debt	Exchange of	Fresh	Balance
	Confirmation	discharge	stock	start	Sheet

Cash on hand and in bank	$1,120	$(1,120)	$--	$1,000	$1,000
Accounts receivable	202,564	(202,564)	--	--	--
Prepaid expenses and other assets	17,190	(17,190)	--	--	--

Total current assets	220,874	(220,874)	--	1,000	1,000

Property and equipment	376,784	(376,784)	--	--	--
Accumulated depreciation	(136,220)	136,220	--	--	--
Net property and equipment	240,564	(240,564)	--	--	--

Total Assets	$461,438	$(461,438)	$--	$1,000	$1,000

Liabilities subject to compromise	$1,107,487	$(1,107,487)	$--	$--	$--

Stockholders’ equity (deficit)
Common stock - new	--	--	500	--	500
Common stock - old	10	--	(10)	--	--
Additional paid-in capital	990	--	(490)	--	500
Accumulated deficit	(647,049)	646,049	--	1,000	--

Total stockholders’ deficit	(646,049)	646,049	--	1,000	1,000

Total Liabilities and
Stockholders’ Equity	$461,438	$(461,438)	$--	$1,000	$1,000

As of August 1, 2007, in accordance with the Plan of Reorganization, the only asset of the Company was approximately $1,000 in cash transferred from the bankruptcy creditor’s trust.

(Remainder of this page left blank intentionally)

SMSA El Paso II Acquisition Corp.

(a development stage company)

Notes to Financial Statements - Continued

March 31, 2009

Note C - Preparation of Financial Statements

All financial information prior to August 1, 2007 is presented as pertaining to the Predecessor Company while all financial information presented as of and after August 1, 2007 is presented as pertaining to the Reorganized Company. Accordingly, the Statement of Operations and Comprehensive Loss and Statement of Cash Flows present information pertaining to both the Predecessor Company and Reorganized Company. The information presented in the Balance Sheet pertains only to the Reorganized Company at December 31, 2008 and 2007, respectively.

As stated in SOP 90-7, fresh start financial statements prepared by entities emerging from bankruptcy will not be comparable with those prepared before their plans were confirmed because they are, in fact, those of a new entity.

The results of operations related to the business activities abandoned through the bankruptcy action for the Predecessor Company period from January 1, 2007 through July 31, 2007 are presented as “discontinued operations” in the accompanying statement of operations, pursuant to the appropriate accounting standards.

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles and has established a year-end for accounting purposes of December 31.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

Note D - Going Concern Uncertainty

The Company has no post-bankruptcy operating history, no cash on hand, no assets and has a business plan with inherent risk. Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s financial statements which includes a statement describing our going concern status. This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

The Company’s majority stockholder currently maintains the corporate status of the Company and has provided all nominal working capital support on the Company's behalf since the bankruptcy discharge date. Because of the Company's lack of operating assets, its continuance is fully dependent upon the majority stockholder's continuing support. The majority stockholder intends to continue the funding of nominal necessary expenses to sustain the corporate entity. However, the Company is at the mercy of future economic trends and business operations for the Company’s majority stockholder to have the resources available to support the Company. Should this pledge fail to provide financing, the Company has not identified any alternative sources of working capital to support the Company.

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. Further, the Company faces considerable risk in it’s business plan and a potential shortfall of funding due to our inability to raise capital in the equity securities market. If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and additional funds loaned by management and/or significant stockholders.

SMSA El Paso II Acquisition Corp.

(a development stage company)

Notes to Financial Statements - Continued

March 31, 2009

Note D - Going Concern Uncertainty - Continued

The Company’s business plan is to seek an acquisition or merger with a private operating company which offers an opportunity for growth and possible appreciation of our stockholders’ investment in the then issued and outstanding common stock. However, there is no assurance that the Company will be able to successfully consummate an acquisition or merger with a private operating company or, if successful, that any acquisition or merger will result in the appreciation of our stockholders’ investment in the then outstanding common stock.

The Company remains dependent upon additional external sources of financing; including being dependent upon its management and/or significant stockholders to provide sufficient working capital in excess of the Company’s initial capitalization to preserve the integrity of the corporate entity.

The Company anticipates offering future sales of equity securities. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

The Company’s certificate of incorporation authorizes the issuance of up to 10,000,000 million shares of preferred stock and 100,000,000 shares of common stock. The Company’s ability to issue preferred stock may limit the Company’s ability to obtain debt or equity financing as well as impede potential takeover of the Company, which takeover may be in the best interest of stockholders. The Company’s ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for either management or significant stockholders to provide additional future funding.

In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company may become dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

While the Company is of the opinion that good faith estimates of the Company’s ability to secure additional capital in the future to reach its goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

Note E - Summary of Significant Accounting Policies

1.     Cash and cash equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.     Reorganization costs

The Company has adopted the provisions of AICPA Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities” whereby all costs incurred with the incorporation and reorganization, post-bankruptcy, of the Company were charged to operations as incurred.

SMSA El Paso II Acquisition Corp.

(a development stage company)

Notes to Financial Statements - Continued

March 31, 2009

Note E - Summary of Significant Accounting Policies - Continued

3.     Income taxes

The Company files income tax returns in the United States of America and various states, as appropriate and applicable. As a result of the Company’s bankruptcy action, the Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for any period prior to August 1, 2007. The Company does not anticipate any examinations of returns filed for periods ending after August 1, 2007.

The Company uses the asset and liability method of accounting for income taxes. At March 31, 2009 and December 31, 2008, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

      The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on August 1, 2007, concurrent with the formation of the entity. FASB Interpretation No. 48 requires the recognition of potential liabilities as a result of management’s acceptance of potentially uncertain positions for income tax treatment on a “more-likely-than-not” probability of an assessment upon examination by a respective taxing authority. As a result of the implementation of Interpretation 48, the Company did not incur any liability for unrecognized tax benefits.

4.     Income (Loss) per share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements.

Fully diluted earnings (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).

Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation date.

As of March 31, 2009, December 31, 2008, and subsequent thereto, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

Note F - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Interest rate risk is the risk that the Company’s earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that the Company’s earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to financial risk, if any.

SMSA El Paso II Acquisition Corp.

(a development stage company)

Notes to Financial Statements - Continued

March 31, 2009

Note H - Income Taxes

The components of income tax (benefit) expense for each of the three month periods ended March 31, 2009 and 2008 and for the period from August 1, 2007(date of bankruptcy settlement) through March 31, 2009, respectively, are as follows:

Period from
August 1, 2007
	Three months	Three months	(date of bankruptcy
	ended	ended	settlement) through
	March 31,	March 31,	March 31,
	2009	2008	2009
Federal:
Current	$ --	$ --	$ --
Deferred	--	--	--
	--	--	--

State:
Current	--	--	--
Deferred	--	--	--
	--	--	--

Total	$ --	$ --	$ --

As of March 31, 2009, the Company has a net operating loss carryforward(s) of approximately $18,000 to offset future taxable income. The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the three month periods ended March 31, 2009 and 2008 and for the period from August 1, 2007 (date of bankruptcy settlement) through March 31, 2009, respectively, differed from the statutory federal rate of 34 percent as follows:

			Period from
			August 1, 2007
	Three months	Three months	(date of bankruptcy
	ended	ended	settlement) through
	March 31,	March 31,	March 31,
	2009	2008	2009
Statutory rate applied to
income before income taxes	$(2,100)	$--	$(6,200)
Increase (decrease) in income
taxes resulting from:
State income taxes	--	--	--
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	2,100	--	6,200

Income tax expense	$--	$--	$--

The Company’s only temporary difference as of March 31, 2009 and December 31, 2008, respectively, relates to the Company’s net operating loss pursuant to the applicable Federal Tax Law. Accordingly, any deferred tax asset, as fully reserved, or liability, if any, as of March 31, 2009 and December 31, 2008, respectively, is nominal and not material to the accompanying financial statements.

SMSA El Paso II Acquisition Corp.

(a development stage company)

Notes to Financial Statements - Continued

March 31, 2009

Note I - Capital Stock Transactions

Pursuant to the Plan affirmed by the U. S. Bankruptcy Court - Northern District of Texas - Dallas Division, the Company will issue a sufficient number of Plan shares to meet the requirements of the Plan. Such number was estimated in the Plan to be approximately 500,000 Plan Shares relative to each Post Confirmation Debtor.

As provided in the Plan, 80.0% of the Plan Shares of the Company were issued to Halter Financial Group, Inc. (HFG) in exchange for the release of its Allowed Administrative Claims and for the performance of certain services and the payment of certain fees related to the anticipated reverse merger or acquisition transactions described in the Plan. The remaining 20.0% of the Plan Shares of the Company were issued to other holders of various claims as defined in the Plan.

Based upon the calculations provided by the Creditor’s Trustee, the Company issued an aggregate 500,004 shares of the Company’s “new” common stock to HFG and the appropriate holders of various claims, as defined in the Plan, in settlement of all unpaid pre-confirmation obligations of the Company and/or the bankruptcy trust.

Effective May 21, 2008, HFG transferred its 400,000 Plan Shares to Halter Financial Investments, L.P. (HFI), a Texas limited partnership controlled by Timothy P. Halter, who is also the controlling officer of HFG.

(Remainder of this page left blank intentionally)

Part I - Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(1)    Caution Regarding Forward-Looking Information

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-Q and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2)   Results of Operations

The Company had no revenue for either of the three month periods ended March 31, 2009 and 2008 or for the period from August 1, 2007(date of bankruptcy settlement) through March 31, 2009.

General and administrative expenses for the respective three month periods ended March 31, 2009 and 2008 were approximately $6,300 and $-0-. The Company’s reorganization did not commence until the 2nd quarter of Calendar 2008 and, accordingly, incurred no expenses. The Company’s expenditures from the 2nd quarter of Calendar 2008 through the date of this filing relate directly to the the maintenance of the corporate entity and compliance with the filing requirements of the Securities Exchange Act of 1934, as amended. The Company may or may not experience increases in expenses in future periods as the Company explores various options for the implementation of its business plan. However, at this time, the Company has not identified any business combination targets and has not opened discussions with any such target. Further, it is anticipated that future expenditure levels may increase as the Company intends to fully comply with its periodic reporting requirements.

Earnings per share for the respective three month periods ended March 31, 2009 and 2008 and for the cumulative period from August 1, 2007 (date of bankruptcy settlement) through March 31, 2009, respectively, were $(0.01), $-0- and $(0.04), based on the weighted-average shares issued and outstanding at the end of each respective period.

In accordance with the confirmed plan of reorganization, our current business plan is to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged, desiring to become a publicly held company with access to United States capital markets through a combination transaction with us. However, we do not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of our common stock for stock or assets or any other form which will result in the combined enterprises becoming a publicly-held corporation.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company completes a reverse acquisition transaction with an operating entity.

At March 31, 2009 and December 31, 2008, the Company had working capital of approximately $(17,300) and $(11,000), respectively.

It is the belief of management and significant stockholders that they will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity will be present. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The Company's need for working capital may change dramatically as a result of any business acquisition or combination transaction. There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

(3)     Plan of Business

General

In accordance with the confirmed plan of reorganization, our current business plan is to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged, desiring to become a publicly held company with access to United States capital markets through a combination transaction with us. However, we do not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of our common stock for stock or assets or any other form which will result in the combined enterprises becoming a publicly-held corporation.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company completes a reverse acquisition transaction with an operating entity.

Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue. Should the Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as are incurred.

If the Company's management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company's ability to continue to seek such combination opportunities before any successful combination can be consummated. In that event, the Company's common stock will become worthless and holders of the Company's common stock will receive a nominal distribution, if any, upon the Company's liquidation and dissolution.

Combination Suitability Standards

In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal stockholders or general partners:

(1)

will have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;

(2)

will have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or

(3)	will have been a defendant in a civil action which resulted in a final judgment against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

The Company's officers and directors will make these determinations by asking pertinent questions of the management of prospective combination candidates. Such persons will also ask pertinent questions of others who may be involved in the combination proceedings. However, the officers and directors of the Company will not generally take other steps to verify independently information obtained in this manner which is favorable. Unless something comes to their attention which puts them on notice of a possible disqualification which is being concealed from them, such persons will rely on information received from the management of the prospective combination candidate and from others who may be involved in the combination proceedings.

(4)     Liquidity and Capital Resources

It is the belief of management and significant stockholders that they will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity will be present. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that sufficient funds will be available to the Company to allow it to cover the expenses related to such activities.

Regardless of whether the Company’s cash assets prove to be inadequate to meet the Company’s operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

(5)     Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note E of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

In future periods, the Company may become subject to certain market risks, including changes in interest rates and currency exchange rates. At the present time, the Company has no identified exposure and does not undertake any specific actions to limit exposures, if any.

Item 4 - Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

     None

Item 2 - Recent Sales of Unregistered Securities and Use of Proceeds

None

Item 3 - Defaults on Senior Securities

     None

Item 4 - Submission of Matters to a Vote of Security Holders

The Company has held no regularly scheduled, called or special meetings of stockholders during the reporting period.

Item 5 - Other Information

     None

Item 6 - Exhibits

     31.1     Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002

     32.1     Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMSA El Paso II Acquisition Corp.

Dated: April 27, 2009	/s/ Richard Crimmins
Richard Crimmins
President, Chief Executive Officer,
Chief Financial Officer and Sole Director