Form 10-K
period 2009-12-31
SMSA El Paso II Acquisition Corp
filed 2010-04-12
CIK 1439746

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K

(Mark one)
☒	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

☐	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 000-53334

SMSA El Paso II Acquisition Corp.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	26-2809162
(State of Incorporation)	(I. R. S. Employer ID Number)

11753 Willard Avenue, Tustin, CA. 92782
(Address of Principal Executive Offices)

(714) 832-3249
(Registrant’s Telephone Number)

28 Cottonwood Lane, Hilton Head, SC. 2996
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12 (b) of the Act - None
Securities registered pursuant to Section 12(g) of the Act: - Common Stock - $0.001 par value

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.
  Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes ☐    No ☒

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post files).  Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☒  No ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 30, 2009 was approximately $ -0-.  The registrant had issued and outstanding  23,443,754 shares of its common stock on April 8, 2010.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒ Yes ☐ No

SMSA El Paso II Acquisition Corp.
Form 10-K for the year ended December 31, 2009

Index to Contents

ii

Forward-Looking Statements and Associated Risks

This Report, including all documents incorporated herein by reference, includes certain “forward-looking statements” within the meaning of that term in Section 13 or 15(d) of the Securities Act of 1934, and Section 21E of the Exchange Act, including, among others, those statements preceded by, followed by or including the words “believes,” “expects,” “anticipates” or similar expressions.

These forward-looking statements are based largely on the Company’s current expectations and are subject to a number of risks and uncertainties.  The Company’s actual results could differ materially from these forward-looking statements.  Important factors to consider in evaluating such forward-looking statements include:

•	changes in the Company’s business strategy or an inability to execute the Company’s strategy due to unanticipated changes in the market,

•	the Company’s ability to raise sufficient capital to meet operating requirements,

•	various competitive factors that may prevent the Company from competing successfully in the marketplace, and

•	changes in external competitive market factors or in the Company’s internal budgeting process which might impact trends in the Company’s results of operations.

In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this Report will, in fact, occur.

iii

PART I

Item 1.	Business.
Overview

SMSA El Paso II Acquisition Corp. ( the “Company”) was organized on May 21, 2008 as a Nevada corporation to effect the reincorporation of Senior Management Services of El Paso Coronado, Inc., a Texas corporation, mandated by the plan of reorganization discussed below.  The Company is a development stage company, and currently plans to engage in the business of providing drilling equipment and contract drilling services to participants in the oil, gas and mineral industries, initially in South America.

History

On January 17, 2007, Senior Management Services of El Paso Coronado, Inc. and its affiliated companies (collectively, the “SMS Companies”), filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. On August 1, 2007, the bankruptcy court confirmed the First Amended, Modified Chapter 11 Plan (the “Plan”), as presented by SMS Companies and their creditors.  The effective date of the Plan was August 10, 2007.

During the three years prior to filing the reorganization petition, the SMS Companies operated a chain of skilled nursing homes in Texas, which prior to the bankruptcy proceedings consisted of 14 nursing facilities, ranging in size from approximately 114 beds to 325 beds. In the aggregate, the SMS Companies provided care to approximately 1,600 resident patients and employed over 1,400 employees.  A significant portion of the SMS Companies cash flow was provided by patients covered by Medicare and Medicaid. The SMS Companies facilities provided around-the-clock care for the health, well-being, safety and medical needs of its patients.  The administrative and operational oversight of the nursing facilities was provided by an affiliated management company located in Arlington, Texas.

 In 2005, the SMS Companies obtained a secured credit facility from a financial institution.  The credit facility eventually was comprised of an $8.3 million term loan and a revolving loan of up to $15 million that was utilized for working capital and to finance the purchase of the real property on which two of its nursing care facilities operated. By late 2006, the SMS Companies were in an “over advance” position, whereby the amount of funds extended by the lender exceeded the amount of collateral eligible to be borrowed under the credit facility.  Beginning in September 2006, the SMS Companies entered into the first of a series of forbearance agreements whereby the lender agreed to forebear from declaring the financing in default provided the SMS Companies obtained a commitment from a new lender to refinance and restructure the credit facility.  The SMS Companies were unsuccessful in obtaining a commitment from a new lender, and on January 5, 2007, the lender declared the SMS Companies, including the Company, in default and commenced foreclosure and collection proceedings.  On January 9, 2007, the lender agreed to provide an additional $1.7 million to fund payroll and permit a controlled transaction to bankruptcy.  On January 17, 2007, the SMS Companies filed a petition for reorganization under Chapter 11 of the Bankruptcy Code.

Plan of Reorganization

Halter Financial Group, Inc. (“HFG”) participated with the SMS Companies and their creditors in structuring the Plan. As part of the Plan, HFG provided $115,000 to be used to pay professional fees associated with the Plan confirmation process.  In consideration of such funding, HFG was granted an option to be repaid through the issuance of equity securities in 23 of the SMS Companies, including Senior Management Services of El Paso Coronado, Inc.

HFG exercised the option and, as provided in the Plan, 80% of the Company’s outstanding common stock, or 400,000 shares, was issued to HFG in satisfaction of HFG’s administrative claims. The remaining 20% of the Company’s outstanding common stock, or 100,004 shares, was issued to 449 holders of the Company’s unsecured debt.  The 500,004 shares, or “Plan Shares”, were issued pursuant to Section 1145 of the Bankruptcy Code.

As further consideration for the issuance of the 400,000 Plan Shares to HFG, the Plan required HFG to assist the Company in identifying a potential merger or acquisition candidate with an operating business or plan of operations.  Prior to any such merger or acquisition, HFG was responsible for the payment of the Company’s operating expenses and HFG agreed to provide the Company, at no cost, with consulting services, including assisting the Company with formulating the structure of any proposed merger or acquisition.

Effective May 21, 2008, HFG transferred its 400,000 Plan Shares to Halter Financial Investments L.P. (“HFI”), a Texas limited partnership controlled by Timothy P. Halter.  At such time, Timothy P. Halter was the sole officer, director and shareholder of HFG and an officer and member of Halter Financial Investments GP, LLC, the general partner of HFI. Mr. Halter served as the Company’s President and sole director from May 21, 2008 until June 13, 2008, when he was replaced by Richard Crimmins.

On August 10, 2009, the Company entered into a share exchange agreement  with Trans Global Operations, Inc., a Delaware corporation (“TGO”), and all of the shareholders of TGO, pursuant to which the shareholders of TGO transferred all of the issued and outstanding stock of TGO to the Company, in exchange for 4,500,000 newly-issued shares of the Company’s common stock that, in the aggregate, constituted 90% of the Company’s issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of such exchange.  Upon the consummation of the share exchange on August, 10, 2009, Gerard Pascale became the Company’s Chairman, President, Chief Financial Officer and Secretary.

On November 5, 2009, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Michael Campbell, pursuant to which Mr. Campbell purchased from the Company an aggregate of 20,000,000 shares of the Company’s common stock for an aggregate purchase price of $20,000.  On such date, the Company also entered into a Contribution Agreement with Mr. Campbell and Gerard Pascale, pursuant to which Mr. Pascale contributed 3,000,000 shares of the common stock then owned by him to the treasury of the Company to induce Mr. Campbell to enter into the Purchase Agreement.  Upon the consummation of the transactions contemplated by the Purchase Agreement, Gerard Pascale resigned as the Company’s President, Chief Financial Officer and Secretary and Michael Campbell assumed such positions with the Company in addition to the positions of Chief Executive Officer and Treasurer.  At such time, Mr. Campbell was also appointed to the Company’s board of directors.  Mr. Pascale resigned as a director effective March 19, 2010.

The Company’s Business Plan

The Company is a currently a development stage company without significant assets, liabilities or operating activities.  However, concurrently with the consummation of the transactions contemplated by the Purchase Agreement, the Company abandoned its  previous business plan and adopted a new business plan to acquire and employ in the marketplace oil, gas and mineral drilling rigs and well servicing equipment.  Management believes that initially the Company will be able to acquire rigs and related equipment at discount prices relative to their historical market values and employ them under long-term service contracts with national oil companies (“NOCs”) and independent oil companies (“IOCs”) in South America that pay profitable day-rates.   According to Baker Hughes Inc. (“BHI”), as of September 2009, the number of active drilling rigs in North America dropped 56% from the prior year.  As a result, the Company anticipate that the Company will be able to acquire many of the idle rigs from U.S.-based oil and gas drilling and service companies at distressed prices using the Company’s capital stock to finance a third or more of the acquisition cost.

The Company intends to execute its business plan by creating and taking majority interests in joint ventures with established land-based drilling and services contractors operating throughout South America.  One potential joint venture partner with which the Company is in preliminary discussions has been in the oil and gas drilling and services business for over 17 years and is presently operating nine drilling rigs under contracts with Petrobas, CVRD of Brazil and Petrogal.   The Company believes this potential joint venture partner has over 500 well-trained employees and is one of only ten approved land-based drilling contractors for Petrobras in Brazil.  The Company expects this joint venture partner to provide the organization management and oversight to operate the drilling rigs, support the drilling crews and manage the required infrastructure for each drilling contract.   The Company believes a second potential joint venture partner has approximately 400 oil field drilling and well servicing personnel on staff, and operates drilling rigs and equipment under 11 contracts with Petrobras.  The Company is in the early stages of discussions or negotiations with these and other potential joint venture partners, and there can be no assurance that the Company will be successful in establishing a joint venture, or reaching any other agreement, with either of these or any other potential joint venture partners.

Drilling Industry Overview

Most oil and gas operators, both foreign and domestic, do not own their own rigs and instead rely on specialized land rig contractors, which is the business in which the Company proposed to engage, to provide the drilling rig and the crew to do the drilling. Contract drilling is characterized by the high fixed costs of owning and operating the drilling rigs and low variable costs.  The industry is highly fragmented and highly dependent on the level of drilling activity and rig utilization. Globally, Nabors Industries, Inc., Patterson-UTI Energy, Inc. are the top three land drilling contractors by revenues. Despite the fact that there are between 200 and 300 land drilling contractors in North America, the top six contractors account for nearly 50% of the revenues. Internationally, most countries have no more than five-to-10 land drilling contractors with equipment in country, not including the in-house drilling contractors of some NOCs that may provide most or all of the drilling requirements of their parent.

Contract Drilling Operations

Through the Company’s joint ventures, the Company initially expect to market its contract drilling services to major NOCs and IOCs in South America that are already customers of the Company’s potential joint venture partners.  Potential customers include Petrobras, Petrogal, Aurizonia, CVRD of Brazil, Ecopetrol of Columbia, PeruPetro, PetroEcuador and other NOCs and IOCs.

The Company expects that the principal contribution the Company will make to any joint venture the Company create will be the drilling rigs and related equipment to be employed by such joint venture or the cash or financing for the joint venture to acquire such rigs and equipment, and that the principal contribution that the Company’s joint venture partner will make to the joint venture will be the drilling contract, or the customers willing to enter into a drilling contract with the joint venture, and the drilling personnel required to operate the rigs and manage the contract.

According to BHI’s weekly rig count, the number of active rigs in the United States peaked at 2031 in August 2008 before falling to a low of 876 by June of 2009.  In addition, according to National Oilwell Varco’s Annual Rig Census (“Rig Census”), published in November 2009, an estimated 164 land-based drilling rigs were removed from service in 2009, an increase of over 64% from 2008.  The Rig Census attributes the sharp increase in idle rigs to the impact of the recession and the erosion of the oil prices from the record levels set in 2008.  While the number of active drilling rigs in operation has increased to 1407 in March 2010, an increase of over 61% from June 2009, management believes there is still a significant number of idled rigs and equipment in the U.S. that can be purchased at deep discounts relative to their historical market values.  On the other hand, based on industry projections, the South American oil producers, including Petrobras, Petrogal, Aurizonia, CVRD of Brazil, Ecopetrol of Columbia, PeruPetro, PetroEquador and other NOC and IOC companies, are projected to collectively require over 100 land-based drilling rigs and a large amount of service equipment over the next 18 to 24 months to keep their drilling programs on schedule.

A land-based drilling rig consists of engines, a hoisting system, a rotating system, pumps and related equipment to circulate drilling fluid, blowout preventors and related equipment.

Diesel or gas engines are typically the main power sources for a drilling rig.  Power requirements for drilling jobs may vary considerably, but most drilling rigs employ two or more engines to generate between 500 and 2,000 horsepower, depending on well depth and rig design.  Most drilling rigs capable of drilling in deep formations, involving depths greater than 15,000 feet, use diesel-electric power units to generate and deliver electric current through cables to electrical switch gears, then to direct-current electric motors attached to the equipment in the hoisting, rotating and circulating systems.

Drilling rigs use long strings of drill pipe and drill collars to drill wells.  Drilling rigs are also used to set heavy strings of large-diameter pipe, or casing, inside the borehole.  Because the total weight of the drill string and the casing can exceed 500,000 pounds, drilling rigs require significant hoisting and braking capacities. Generally, a drilling rig’s hoisting system is made up of a mast, or derrick, a drilling line, a traveling block and hook assembly and ancillary equipment that attaches to the rotating system, a mechanism known as the drawworks.  The drawworks mechanism consists of a revolving drum, around which the drilling line is wound, and a series of shafts, clutches and chain and gear drives for generating speed changes and reverse motion.  The drawworks also houses the main brake, which has the capacity to stop and sustain the weights used in the drilling process.  When heavy loads are being lowered, a hydromatic or electric auxiliary brake assists the main brake to absorb the great amount of energy developed by the mass of the traveling block, hook assembly, drill pipe, drill collars and drill bit or casing being lowered into the well.

The rotating equipment from top to bottom consists of a swivel, the kelly bushing, the kelly, the rotary table, drill pipe, drill collars and the drill bit. The Company refers to the equipment between the swivel and the drill bit as the drill stem.  The swivel assembly sustains the weight of the drill stem, permits its rotation and affords a rotating pressure seal and passageway for circulating drilling fluid into the top of the drill string.  The swivel also has a large handle that fits inside the hook assembly at the bottom of the traveling block.  Drilling fluid enters the drill stem through a hose, called the rotary hose, attached to the side of the swivel.  The kelly is a triangular, square or hexagonal piece of pipe, usually 40 feet long, that transmits torque from the rotary table to the drill stem and permits its vertical movement as it is lowered into the hole.  The bottom end of the kelly fits inside a corresponding triangular, square or hexagonal opening in a device called the kelly bushing.  The kelly bushing, in turn, fits into a part of the rotary table called the master bushing. As the master bushing rotates, the kelly bushing also rotates, turning the kelly, which rotates the drill pipe and thus the drill bit. Drilling fluid is pumped through the kelly on its way to the bottom.  The rotary table, equipped with its master bushing and kelly bushing, supplies the necessary torque to turn the drill stem.  The drill pipe and drill collars are both steel tubes through which drilling fluid can be pumped.  Drill pipe, sometimes called drill string, comes in 30-foot sections, or joints, with threaded sections on each end.  Drill collars are heavier than drill pipe and are also threaded on the ends. Collars are used on the bottom of the drill stem to apply weight to the drilling bit. At the end of the drill stem is the bit, which chews up the formation rock and dislodges it so that drilling fluid can circulate the fragmented material back up to the surface where the circulating system filters it out of the fluid.

Drilling fluid, often called mud, is a mixture of clays, chemicals and water or oil, which is carefully formulated for the particular well being drilled.  Bulk storage of drilling fluid materials, the pumps and the mud-mixing equipment are placed at the start of the circulating system. Working mud pits and reserve storage are at the other end of the system.  Between these two points the circulating system includes auxiliary equipment for drilling fluid maintenance and equipment for well pressure control. Within the system, the drilling mud is typically routed from the mud pits to the mud pump and from the mud pump through a standpipe and the rotary hose to the drill stem.  The drilling mud travels down the drill stem to the bit, up the annular space between the drill stem and the borehole and through the blowout preventer stack to the return flow line.  It then travels to a shale shaker for removal of rock cuttings, and then back to the mud pits, which are usually steel tanks.  The reserve pits, usually one or two fairly shallow excavations, are used for waste material and excess water around the location.

There are numerous factors that differentiate drilling rigs, including their power generation systems and their drilling depth capabilities.  The actual drilling depth capability of a rig may be less than or more than its rated depth capability due to numerous factors, including the size, weight and amount of the drill pipe on the rig.  The intended well depth and the drill site conditions determine the amount of drill pipe and other equipment needed to drill a well. Generally, land rigs operate with crews of five to six persons.

As a provider of contract land drilling services, the Company’s business and the profitability of the Company’s operations will depend on the level of drilling activity by oil and natural gas exploration and production companies operating in the geographic markets in which the Company operate.  The oil and natural gas exploration and production industry is a historically cyclical industry characterized by significant changes in the levels of exploration and development activities.  For example, as oil and natural gas prices steeply declined and credit markets tightened in late calendar 2008, customers in many geographic markets aggressively reduced drilling budgets.   During periods of lower levels of drilling activity, price competition tends to increase and results in decreases in the profitability of daywork contracts.

The Company expects to obtain its contracts for drilling oil and natural gas wells either through competitive bidding or through direct negotiations with customers.  The Company expects to typically enter into drilling contracts that provide for compensation on a daywork basis.  The contract terms the Company expects to offer generally will depend on the complexity and risk of operations, the on-site drilling conditions, the type of equipment used and the anticipated duration of the work to be performed.  The Company expects that, generally, its contracts will provide for the drilling of a single well and typically permit the customer to terminate on short notice, usually on payment of an agreed fee.

Daywork Contracts.  Under a daywork drilling contract, the Company will provide a drilling rig with required personnel to its customer who the Company expects will supervise the drilling of the well.  The Company generally will be paid based on a negotiated fixed rate per day while the rig is used. Daywork drilling contracts specify the equipment to be used, the size of the hole and the depth of the well.  Under a daywork drilling contract, the customer bears a large portion of the out-of-pocket drilling costs and the Company generally bear no part of the usual risks associated with drilling, such as time delays and unanticipated costs.

Footage Contracts.  Under footage contracts, the Company generally will be paid a fixed amount for each foot drilled, regardless of the time required or the problems encountered in drilling the well.  The Company expects that typically the Company will pay more of the out-of-pocket costs associated with footage contracts as compared to daywork contracts.  The risks to the Company on a footage contract will be greater because the Company will assume most of the risks associated with drilling operations generally assumed by the operator in a daywork contract, including the risk of blowout, loss of hole, stuck drill pipe, machinery breakdowns, abnormal drilling conditions and risks associated with subcontractors’ services, supplies, cost escalation and personnel.  The Company expects that, if it enters into footage contracts, it will endeavor to manage this additional risk through the use of engineering expertise and bid the footage contracts accordingly, and the Company will typically maintain insurance coverage against some, but not all, drilling hazards.  However, the occurrence of uninsured or under-insured losses or operating cost overruns on its footage jobs could have a negative impact on its profitability.  While the Company does not expect to enter into footage contracts, the Company may enter into one or more of such arrangements to the extent warranted by market conditions.

Turnkey Contracts.  Turnkey contracts typically provide for a drilling company to drill a well for a customer to a specified depth and under specified conditions for a fixed price, regardless of the time required or the problems encountered in drilling the well.  The drilling company would provide technical expertise and engineering services, as well as most of the equipment and drilling supplies required to drill the well.  The drilling company may subcontract for related services, such as the provision of casing crews, cementing and well logging.  Under typical turnkey drilling arrangements, a drilling company would not receive progress payments and would be paid by its customer only after it had performed the terms of the drilling contract in full.

While the Company does not plan to enter into turnkey contracts, the Company may decide to enter into such arrangements in the future to the extent warranted by market conditions.  It is also possible that the Company may acquire such contracts in connection with future acquisitions.  The risks to a drilling company under a turnkey contract are substantially greater than on a well drilled on a daywork basis.  This is primarily because under a turnkey contract the drilling company assumes most of the risks associated with drilling operations generally assumed by the operator in a daywork contract, including the risk of blowout, loss of hole, stuck drill pipe, machinery breakdowns, abnormal drilling conditions and risks associated with subcontractors’ services, supplies, cost escalations and personnel.

Well Servicing

The Company’s business plan also contemplates that, when funding and market conditions permit, the Company will also establish a well servicing segment to provide a broad range of well services to oil and natural gas exploration and production companies, including maintenance, workover, new well completion, and plugging and abandonment.  The Company’s well servicing segment services may include:

•	maintenance work involving removal, repair and replacement of down-hole equipment and returning the well to production after these operations are completed;

•
hoisting tools and equipment required by the operation into and out of the well, or removing equipment from the well bore, to facilitate specialized production enhancement and well repair operations performed by other oilfield service companies;

•	plugging and abandonment services when a well has reached the end of its productive life; and
•	completion work involving selectively perforating the well casing at the depth of discrete producing zones, stimulating and testing these zones and installing down-hole equipment.

The Company expects that, generally, the Company will charge its customers an hourly rate for these services, which will vary based on a number of considerations including market conditions in each region, the type of rig and ancillary equipment required, and the necessary personnel.

The Company has no immediate plans to enter into the well serving business and there can be no assurance as to when, if ever, the Company will elect to do so.

Competition

The Company intends to operate in the oil and gas industry, which is a highly competitive environment. The Company’s competitors in the oil and gas contract drilling and well services business are expected to include the major oil companies and numerous independent oil and gas drilling contractors.  Many of these competitors possess and employ financial and personnel resources substantially greater than those that are available to the Company.  The Company’s ability to acquire long-term drilling contracts in the future in such a highly-competitive environment will depend on the Company’s ability and the ability of the Company’s joint venture partners to leverage the existing relationships of the Company’s joint venture partners and to consummate transactions in competition with these companies.  The Company believes pricing and rig availability are the primary factors its potential customers consider in determining which drilling contractor to select.  In addition, the Company believes the following factors are also important:

•	the type and condition of each of the competing drilling rigs;

•	the mobility and efficiency of the rigs;

•	the quality of service and experience of the rig crews;

•	the offering of ancillary services; and

•	the ability to provide drilling equipment adaptable to, and personnel familiar with, new technologies and drilling techniques.

While the Company must be competitive in its pricing, the Company believes its competitive strategy will generally emphasize the quality of its equipment and the experience of the Company’s rig crews to differentiate the Company from the Company’s competitors.  This strategy is less effective as lower demand for drilling services or an oversupply of rigs results in increased price competition and makes it more difficult for the Company to compete on the basis of factors other than price.  In all of the markets in which the Company intends to compete, an oversupply of rigs can cause greater price competition.

Contract drilling companies compete primarily on a regional basis, and the intensity of competition may vary significantly from region to region at any particular time.  If demand for drilling services improves in a region in which the Company operates, the Company’s competitors might respond by moving in suitable rigs from other regions.  An influx of drilling rigs from other regions could rapidly intensify competition and reduce profitability.

Environmental Matters

The operations of the Company’s intended business may be subject to environmental laws and regulations concerning emissions to the air, discharges to waterways, and generation, handling, storage, transportation, treatment and disposal of waste materials.   The Company’s operations  may also be subject to other Federal, state and local laws and regulations regarding health and safety matters.  While the Company expects that the Company and its joint venture partners will comply with applicable environmental and health and safety laws and regulations, these laws and regulations are constantly evolving and it is impossible to predict whether compliance with these laws and regulations may have a material adverse effect on the Company in the future.

Employees

The Company has no full time employees.  The Company has consulting agreements with its Chief Executive Officer and its Chief Financial Officer, pursuant which they will provide the Company with administrative and management services.  Personnel for the Company’s drilling operations will be provided by the Company’s various joint venture partners.

Item 1A.	Risk Factors.

Not Applicable.

Item 2.	Properties.

The Company does not own any real property.  The Company’s executive office is located at 11753 Willard Avenue, Tustin, CA. 92782, in the office of Michael Campbell, the Company’s Chief Executive Officer.  The Company’s telephone number is (714) 832-3249.  The Company does not currently maintain any other office facilities, and management believes the existing facility is sufficient for its current operations.  The Company pays no rent or other fees for the use of this office.

Item 3.	Legal Proceedings.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Trading and Eligibility for Future Sale

The Company’s common stock is eligible for trading on the OTC Bulletin Board under SEC Rule 15c2-11, Subsection (a)(5).  The Company’s trading symbol is SMSA.OB.  As of the date of this annual report, there have been no known trades of the Company’s common stock.

The Company relied, based on the confirmation order the Company received from the Bankruptcy Court, on Section 1145(a)(1) of the Bankruptcy Code to exempt from the registration requirements of the Securities Act of 1933, as amended, both the offer of the Plan Shares which may have been deemed to have occurred through the solicitation of acceptances of the Plan of Reorganization and the issuance of the Plan Shares pursuant to the Plan of  Reorganization.  In general, offers and sale of securities made in reliance on the exemption afforded under Section 1145(a)(1) of the Bankruptcy Code are deemed to be made in a public offering, so that the recipients thereof are free to resell such securities without registration under the Securities Act.

Holders

As of April 8, 2010, there were a total of 23,443,754 shares of the Company’s common stock outstanding, held by approximately 502 stockholders of record.

Dividends

During the Company’s fiscal years ended December 31, 2009 and 2008, the Company did not pay dividends.  The Company presently intends to retain all earnings, if any, and accordingly the Board of Directors does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On March 2, 2010, the Company issued an aggregate of 1,093,750 shares of common stock to various investors in a private placement for an aggregate purchase price of $350,000.  These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act.

On March 2, 2010, the Company also issued an aggregate of 350,000 shares of common stock to the placement agent in the above-referenced private placement as consideration for its services.  These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The Company had no revenue for either of the years ended December 31, 2009 or 2008.

General and administrative expenses for the years ended December 31, 2009 and 2008 were approximately $292,155 and $11,977, respectively.  These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.  It is anticipated that future expenditure levels will increase as the Company intends to fully comply with its periodic reporting requirements.

It is anticipated that future expenditure levels will remain relatively consistent until such time that the Company enters into a joint venture agreement with one of its potential joint venture partners. Upon entering into a joint venture agreement and thereby securing drilling contracts, it is anticipated that the Company’s expenses will increase significantly.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Exchange Act unless and until such time that the Company begins meaningful operations.

Liquidity and Capital Resources

The Company has financed its operations to date primarily through private placements of equity securities.   During March 2010, the Company sold 1,093,750 shares of common stock to various investors for an aggregate purchase price of $350,000.  This inflow of cash is expected to be used by the Company primarily to locate and research potential joint venture partners and establish potential joint ventures in South America.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

SMSA El Paso II Acquisition Corp.
(a development stage company)

Contents

Page

Report of Registered Independent Certified Public Accounting Firm	F-1

Financial Statements

Balance Sheets
as of December 31, 2009 and 2008	F-2

Statement of Operations and Comprehensive Loss
for years ended December 31, 2009 and 2008 and
for the period from August 1, 2007 (date of bankruptcy
settlement) through December 31, 2009 (reorganized company)	F-3

Statement of Changes in Stockholders' Equity
for the period from August 1, 2007 (date of bankruptcy
settlement) through December 31, 2009 (reorganized company)	F-4

Statement of Cash Flows
for years ended December 31, 2009 and 2008 and
for the period from August 1, 2007 (date of bankruptcy
settlement) through December 31, 2009 (reorganized company)	F-5

Notes to Financial Statements	F-6

LETTERHEAD OF S. W. HATFIELD, CPA

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
SMSA El Paso II Acquisition Corp.

We have audited the accompanying balance sheets of SMSA El Paso II Acquisition Corp. (a Nevada corporation and a development stage company) as of December 31, 2009 and 2008 and the related statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for the each of the years ended December 31, 2009 and 2008 and for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2009.  These financial statements are the sole responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SMSA El Paso II Acquisition Corp. (a development stage company) as of December 31, 2009 and 2008 and the results of its operations and cash flows for each of the years ended December 31, 2009 and 2008 and the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2009, in conformity with generally accepted accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note D to the financial statements, the Company has no viable operations or significant assets and is dependent upon significant stockholders to provide sufficient working capital to maintain the integrity of the corporate entity.  These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note D.  The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

/s/ S. W. Hatfield, CPA
S. W. HATFIELD, CPA
Dallas, Texas
April 7, 2010

SMSA El Paso II Acquisition Corp.
(a development stage company)
Balance Sheets
December 31, 2009 and 2008

	December 31,	December 31,
	2009	2008
ASSETS
Current Assets
Cash on hand and in bank	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Contract payable to stockholder - trade	$250,000	$-
Working capital advances from stockholder	-	10,977

Total Liabilities	250,000	10,977

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value 10,000,000 shares authorized. None issued and outstanding	-	-
Common stock - $0.001 par value. 100,000,000 shares authorized. 22,000,004 and 500,004 shares issued and outstanding	22,000	500
Additional paid-in capital	41,132	500
Deficit accumulated during the development stage	(313,132)	(11,977)

Total Stockholders' Equity (Deficit)	(250,000)	(10,977)

Total Liabilities and Stockholders’ Equity (Deficit)	$-	$1,000

SMSA El Paso II Acquisition Corp.
(a development stage company)
Statements of Operations and Comprehensive Income (Loss)
Years ended December 31, 2009 and 2008 and
Period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2009

			Period from
			August 1, 2007
			(date of
			bankruptcy
			settlement)
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2009	2008	2009

Revenues	$-	$-	$-

Operating expenses
Reorganization costs	-	3,581	3,581
Professional fees	288,205	7,683	295,888
Other general and administrative costs	3,950	713	4,663

Total operating expenses	292,155	11,977	304,132

Loss from operations	(292,155)	(11,977)	(304,132)

Other income (loss)
Impairment of goodwill from acquisition of Trans Global Operations. Inc.	(9,000)	-	(9,000)

Loss before provision for income taxes	(301,155)	(11,977)	(313,132)

Provision for income taxes	-	-	-

Net Income (Loss)	(301,155)	(11,977)	(313,132)

Other comprehensive income	-	-	-

Comprehensive Income (Loss)	$(301,155)	$(11,977)	$(313,132)

Loss per weighted-average share of common stock outstanding, computed on net loss - basic and fully diluted	$(0.06)	$(0.02)	$(0.13)

Weighted-average number of shares of common stock outstanding - basic and fully diluted	4.918,037	500,004	2,329,190

SMSA El Paso II Acquisition Corp.
(a development stage company)
Statement of Changes in Stockholders’ Equity (Deficit)
Period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2009

				Deficit
				accumulated
			Additional	during the
	Common Stock		paid-in	development
	Shares	Amount	capital	stage	Total
Stock issued pursuant to plan of reorganization at bankruptcy settlement date on August 1, 2007	500,004	$500	$500	$-	$1,000

Net loss for the period from August 1, 2007 (date of bankruptcy settlement) to December 31, 2007	-	-	-	-	-

Balances at December 31, 2007	500,004	500	500	-	1,000

Net loss for the year	-	-	-	(11,977)	(11,977)

Balances at December 31, 2008	500,004	500	500	(11,977)	(10,977)

Stock issued in Share Exchange Agreement with Trans Global Operations, Inc. on August 10, 2009	4,500,000	4,500	4,500	-	9,000

Sale of common stock pursuant to Securities Purchase Agreement on November 5, 2009	20,000,000	20,000	-	-	20,000

Surrender of common stock by former controlling stockholder on November 5, 2009	(3,000,000)	(3,000)	3,000	-	-

Working capital loans forgiven by stockholder on November 5, 2009	-	-	36,132	-	36,132

Net loss for the year	-	-	-	(301,155)	(301,155)

Balances at December 31, 2009	22,000,004	$22,000	$41,132	$(313,112)	$(250,000)

SMSA El Paso II Acquisition Corp.
(a development stage company)
Statement of Cash Flows
Years ended December 31, 2009 and 2008 and
Period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2009

			Period from
			August 1, 2007
			(date of
			bankruptcy
			settlement)
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2009	2008	2009
Cash Flows from Operating Activities
Net income (loss) for the period	$(301,155)	$(11,977)	$(313,132)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	-	-	-
Impairment of goodwill from acquisition of Trans Global Operations, Inc.	9,000	-	9,000
Increase in contract payable to stockholder	250,000	-	250,000

Net cash used in operating activities	(42,155)	(11,977)	(54,132)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Sale of common stock	20,000	-	20,000
Cash funded from bankruptcy trust	-	1,000	1,000
Cash advanced for working capital by former controlling stockholder	42,155	10,977	53,132
Cash repaid to former controlling stockholder	(20,000)	-	(20,000)

Net cash provided by financing activities	41,155	11,977	54,132

Increase in Cash	-	-	-

Cash at beginning of period	-	-	-

Cash at end of period	$-	$-	$-

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Working capital loans forgiven by stockholder as contributed capital	$31,632	$-	$31,632

SMSA El Paso II Acquisition Corp.
(a development stage company)
Notes to Financial Statements
December 31, 2009 and 2008

Note A - Background and Description of Business

SMSA El Paso II Acquisition Corp. (“Company”) was organized on May 21, 2008 as a Nevada corporation to effect the bankruptcy court’s ordered reincorporation of Senior Management Services of El Paso Coronado, Inc. (“Predecessor Company”), a Texas corporation, mandated by the plan of reorganization discussed below.

The Company’s emergence from Chapter 11 of Title 11 of the United States Code on August 1, 2007, which was effective on August 10, 2007, created the combination of a change in majority ownership and voting control - that is, loss of control by the then-existing stockholders, a court-approved reorganization, and a reliable measure of the entity’s fair value - resulting in a fresh start, creating, in substance, a new reporting entity.  Accordingly, the Company, post bankruptcy, has no significant assets, liabilities or operating activities.  Therefore, the Company, as a new reporting entity, qualifies as a “development stage enterprise” as defined in Development Stage Entities topic of the FASB Accounting Standards Codification and a shell company as defined in Rule 405 under the Securities Act of 1933 (“Securities Act”), and Rule 12b-2 under the Securities Exchange Act of 1934 (“Exchange Act”).

On August 10, 2009, the Company entered into a Share Exchange Agreement, (the “Share Exchange Agreement”), with Trans Global Operations, Inc., a Delaware corporation (“TGO”), and all of the shareholders of TGO.  Pursuant to the Share Exchange Agreement, the stockholders of TGO transferred 100% of the issued and outstanding shares of the capital stock of TGO in exchange for 4,500,000 newly issued shares of the Company’s common stock that, in the aggregate, constituted approximately 90% of the Company’s issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of such exchange.  As a result of this transaction, 5,000,004 shares of the Company’s common stock is currently issued and outstanding.

TGO was organized on August 10, 2009 as a Delaware corporation and was formed to seek and identify a privately-held operating company desiring to become a publicly held company with access to United States capital markets by combining with us through a reverse merger or acquisition transaction.

On November 5, 2009, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with Michael Campbell whereby Mr. Campbell purchased from the Company an aggregate of 20,000,000 shares of restricted, unregistered common stock.   Additionally, on the same date, the Company entered into a Contribution Agreement between the Company, Mr. Campbell and Gerard Pascale, the Company’s then-current sole officer, director and controlling shareholder, pursuant to which Mr. Pascale surrendered 3,000,000 shares of the common stock then owned by him to the Company at no cost to the Company to induce Mr. Campbell to enter into the Purchase Agreement.

The Company’s business plan, subsequent to the November 5, 2009 transaction, is to acquire and employ, in the marketplace, oil, gas and mineral drilling rigs and well servicing equipment.  Management believes that, initially, the Company will be able to acquire said rigs and related equipment at discount prices relative to their historical market values and employ them under long-term service contracts with national and independent oil companies located in South America that pay profitable day-rates.

SMSA El Paso II Acquisition Corp.
(a development stage company)
Notes to Financial Statements
December 31, 2009 and 2008

Note B - Reorganization Under Chapter 11 of the U. S. Bankruptcy Code

On January 17, 2007, Senior Management Services of El Paso Coronado, Inc. and its affiliated companies (collectively “SMS Companies” or “Debtors”) filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code.  During the three years prior to filing the reorganization petition, SMS Companies operated a chain of skilled nursing homes in Texas, which prior to the bankruptcy proceedings consisted of a total of 14 separate nursing facilities, ranging in size from approximately 114 beds to 325 beds.  In the aggregate, SMS Companies provided care to approximately 1,600 resident patients and employed over 1,400 employees.  A significant portion of the SMS Companies cash flow was provided by patients covered by Medicare and Medicaid.  The SMS Companies facilities provided round-the-clock care for the health, well-being, safety and medical needs of its patients.  The administrative and operational oversight of the nursing facilities was provided by an affiliated management company located in Arlington, Texas.  In 2005, SMS Companies obtained a secured credit facility from a financial institution.  The credit facility eventually was comprised of an $8.3 million term loan and a revolving loan of up to $15 million which was utilized for working capital and to finance the purchase of the real  property on which two of its nursing care facilities operated.

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

The First Amended, Modified Chapter 11 Plan, (the “Plan”) as presented by SMS Companies and their creditors was approved by the United States Bankruptcy Court, Northern District of Texas - Dallas Division on August 1, 2007.  The Plan, which contemplates the Company entering into a reverse merger transaction, provided that certain identified claimants as well as unsecured creditors, in accordance with the allocation provisions of the Plan of Reorganization, and the Company’s new controlling stockholder would receive “new” shares of the Company’s post-reorganization common stock, pursuant to Section 1145(a) of the Bankruptcy Code.  As a result of the Plan’s approval, all liens, security interests, encumbrances and other interests, as defined in the Plan of Reorganization, attach to the creditor’s trust.  Specific injunctions prohibit any of these claims from being asserted against the Company prior to the contemplated reverse merger.

SMSA El Paso II Acquisition Corp.
(a development stage company)
Notes to Financial Statements
December 31, 2009 and 2008

All assets, liabilities and other claims, including “Allowed Administrative Claims” which arise in the processing of the bankruptcy proceedings, against the Company and its affiliated entities were combined into a single creditor’s trust for the purpose of distribution of funds to creditors.  Each of the individual SMS Companies entities otherwise remained separate corporate entities.  From the commencement of the bankruptcy proceedings through August 1, 2007 (the confirmation date of the plan of reorganization), all secured claims and/or administrative claims during this period were satisfied through either direct payment or negotiation.

Pursuant to the confirmation order, if the Company did not consummate a business combination prior to August 10, 2009, as mandated in the Plan of Reorganization, the Plan Shares would be deemed canceled, the pre-merger or acquisition injunction provisions of the confirmation order, as they pertain to the Company, would be deemed dissolved and no discharge would be granted to the Company, all without further order of the bankruptcy court. The Company believes it satisfied this conditions as a result of the share exchange transaction with TGO and it therefore filed a Certificate of Compliance with the bankruptcy court on August 11, 2009.

(Remainder of this page left blank intentionally)

SMSA El Paso II Acquisition Corp.
(a development stage company)
Notes to Financial Statements
December 31, 2009 and 2008

Note B - Reorganization Under Chapter 11 of the U. S. Bankruptcy Code - Continued

The Company’s Plan of Reorganization was confirmed by the Bankruptcy Court on August 1, 2007 and became effective on August 10, 2007.  It was determined that the Company’s reorganization value computed immediately before August 1, 2007, the confirmation date of the Plan of Reorganization, was approximately $1,000, which consisted of the following:

Current assets to be transferred to the post-confirmation entity	$1,000
Fair market value of property and equipment	-
Deposits with vendors and other assets transferred to the post-confirmation entity	-

Reorganization value	$1,000

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

Postpetition current liabilities	$-
Liabilities deferred pursuant to Chapter 11 proceeding	-
“New” common stock issued upon reorganization	1,000

Total postpetition liabilities and allowed claims	1,000
Reorganization value	(1,000)

Excess of liabilities over reorganization value	$-

The reorganization value of the Company was determined in consideration of several factors and by reliance on various valuation methods, including discounting cash flow and price/earnings and other applicable ratios.  The factors considered by the Company included the following:

•	Forecasted operating and cash flows results which gave effect to the estimated impact of
-Corporate restructuring and other operating program changes
-Limitations on the use of available net operating loss carryforwards and other tax attributes resulting from the Plan of Reorganization and other events
•	The discounted residual value at the end of the forecast period based on capitalized cash flows for the last year of that period.
•	Market share and position
•	Competition and general economic conditions
•	Projected sales growth
•	Potential profitability
•	Seasonality and working capital requirements

After consideration of the Company’s debt capacity and other capital structure considerations, such as industry norms, projected earnings to fixed charges, projected earnings before interest and projected free cash flow to debt service and other applicable ratios, management determined that the Company’s reorganization capital structure should be as follows:

SMSA El Paso II Acquisition Corp.
(a development stage company)
Notes to Financial Statements
December 31, 2009 and 2008

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

SMSA El Paso II Acquisition Corp.
(a development stage company)
Notes to Financial Statements
December 31, 2009 and 2008

The effect of the Plan of Reorganization on the Company’s balance sheet at August 1, 2007, is as follows:

		Adjustments to record confirmation of Plan
	July 31, 2007				August 1, 2007
					Reorganized
	Pre-	Debt	Exchange of	Fresh	Balance
	Confirmation	discharge	stock	start	Sheet

Cash on hand and in bank	$1,120	$(1,120)	$-	$1,000	$1,000
Accounts receivable	202,564	(202,564)	-	-	-
Prepaid expenses and other assets	17,190	(17,190)	-	-	-

Total current assets	220,874	(220,874)	-	1,000	1,000

Property and equipment	376,784	(376,784)	-	-	-
Accumulated depreciation	(136,220)	136,220	-	-	-
Net property and equipment	240,564	(240,564)	-	-	-

Total Assets	$461,438	$(461,438)	$-	$1,000	$1,000

		Adjustments to record confirmation of Plan
	July 31, 2007				August 1, 2007
					Reorganized
	Pre-	Debt	Exchange of	Fresh	Balance
	Confirmation	discharge	stock	start	Sheet

Liabilities subject to compromise	$1,107,487	$(1,107,487)	$-	$-	$-

Stockholders’ equity (deficit)
Common stock - new	-	-	500	-	500
Common stock - old	10	-	(10)	-	-
Additional paid-in capital	990	-	(490)	-	500
Accumulated deficit	(647,049)	646,049	-	1,000	-

Total stockholders’ deficit	(646,049)	646,049	-	1,000	1,000

Total Liabilities and
Stockholders’ Equity	$461,438	$(461,438)	$-	$1,000	$1,000

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

SMSA El Paso II Acquisition Corp.
(a development stage company)
Notes to Financial Statements
December 31, 2009 and 2008

Note D - Going Concern Uncertainty

The Company’s business plan, subsequent to the November 5, 2009 transaction, is to acquire and employ in the marketplace oil, gas and mineral drilling rigs and well servicing equipment.  Management believes that initially the Company will be able to acquire rigs and related equipment at discount prices relative to their historical market values and employ them under long-term service contracts with national and independent oil companies located in South America that pay profitable day-rates.  However, at the present time, the Company has no sustainable operations or assets.  Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s financial statements which includes a statement describing the Company’s going concern status.  This means, in the auditor’s opinion, substantial doubt about the Company’s ability to continue as a going concern exists at the date of their opinion.

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.  Further, the Company faces considerable risk in it’s business plan and a potential shortfall of funding due to the Company’s inability to raise capital in the equity securities market.  If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and additional funds loaned by management and/or significant stockholders.

The Company may become dependent upon additional external sources of financing; including being dependent upon its management and/or significant stockholders to provide sufficient working capital in excess of the Company’s initial capitalization to preserve the integrity of the corporate entity.

The Company anticipates offering future sales of equity securities.  However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

The Company’s certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock and 100,000,000 shares of common stock.  The Company’s ability to issue preferred stock may limit the Company’s ability to obtain debt or equity financing as well as impede potential takeover of the Company, which takeover may be in the best interest of stockholders.  The Company’s ability to issue these authorized but unissued securities may also negatively impact the Company’s ability to raise additional capital through the sale of the Company’s debt or equity securities.

If necessary, it is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.  However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist.  There is no legal obligation for either management or significant stockholders to provide additional future funding.

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
December 31, 2009 and 2008

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

The Company uses the asset and liability method of accounting for income taxes.  At December 31, 2009 and 2008, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the respective period presented in the Company’s accompanying financial statements.

SMSA El Paso II Acquisition Corp.
(a development stage company)
Notes to Financial Statements
December 31, 2009 and 2008

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

As of December 31, 2009 and 2008, and subsequent thereto, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

5.	Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

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

Note G - Acquisition of Trans Global Operations, Inc.

On August 10, 2009, the Company entered into the Share Exchange Agreement with TGO and all of the shareholders of TGO.  Pursuant to the Share Exchange Agreement, the shareholders of TGO transferred 100% of the issued and outstanding shares of capital stock of TGO in exchange for 4,500,000 newly issued shares of the Company’s common stock that, in the aggregate, constituted 90% of the Company’s issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of such exchange.

The Company’s then-business plan was to continue to seek and identify a privately-held operating company desiring to become a publicly held company with access to United States capital markets by combining with the Company through a reverse merger or acquisition transaction.

SMSA El Paso II Acquisition Corp.
(a development stage company)
Notes to Financial Statements
December 31, 2009 and 2008

The goodwill of approximately $9,000 arising from the acquisition consists largely of the synergies and access to new business contacts that the management of TGO brought to the Company in order to more effectively implement the Company’s business plan.  It is anticipated that goodwill will not be deductible for Federal and State income taxes.

The following table summarizes the consideration paid for TGO and the amounts of the assets acquired and liabilities assumed recognized at the August 10, 2009 acquisition date.

Equity interest (4,500,000 shares of common stock)	$9,000

Fair value of total consideration transferred	$9,000

Acquisition-related costs (included in professional fees in the accompanying financial statements for the year ended December 31, 2009)	$25,990

Recognized amounts of identifiable assets acquired
and liabilities assumed
Cash	$-

Total net identifiable assets	-

Goodwill	9,000

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

Note H - Contract Payable to Stockholder

On November 5, 2009, the Company entered into an Advisory Agreement (Advisory Agreement) with Halter Financial Group, L.P. (HFG), an affiliate of Halter Financial Investments, L.P., a stockholder of the Company, pursuant to which HFG agreed to provide certain advisory services on an as-needed basis to the Company for a fee of $250,000 (Advisory Fee).  The Advisory Agreement is for a term of 12 months; however, the term may be extended by mutual agreement of the parties.  The Advisory Fee was initially due and payable by December 15, 2009 and the closing date on the Advisory Agreement was separately extended by mutual agreement to January 31, 2010 and February 28, 2010, respectively.  The Advisory Fee was paid in full prior to February 28, 2010.

SMSA El Paso II Acquisition Corp.
(a development stage company)
Notes to Financial Statements
December 31, 2009 and 2008

Note I - Income Taxes

The components of income tax (benefit) expense for each of the years ended December 31, 2009 and 2008 and for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2009, respectively, are as follows:

Period from
August 1, 2007
(date of
bankruptcy
settlement)
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2009	2008	2009
Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-

Total	$-	$-	$-

As of December 31, 2008, after the November 5, 2009 change in control transaction, the Company has a net operating loss carryforward of approximately $280,000 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

Note I - Income Taxes - Continued

The Company's income tax expense (benefit) for each of the years ended December 31, 2009 and 2008 and the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2009, respectively, varied from the statutory rate of 34% as follows:

			Period from
			August 1, 2007
			(date of
			bankruptcy
			settlement)
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2009	2008	2009

Statutory rate applied to income before income taxes	$(102,000)	$(4,000)	$(106,000)

Increase (decrease) in income taxes resulting from:
State income taxes	-	-	-
Other, including reserve for deferred tax asset and application of net operating loss carryforward	102,000	4,000	106,000

Income tax expense	$-	$-	$-

SMSA El Paso II Acquisition Corp.
(a development stage company)
Notes to Financial Statements
December 31, 2009 and 2008

The Company’s only temporary difference as of December 31, 2009 and 2008, respectively, relates to the Company’s net operating loss pursuant to the applicable Federal Tax Law.  As of December 31, 2009 and 2008, respectively, the deferred tax asset is as follows:

	December 31,	December 31,
	2009	2008
Deferred tax assets
Net operating loss carryforwards	$95,000	$4,000
Less valuation allowance	(95,000)	(4,000)

Net Deferred Tax Asset	$-	$-

During the year ended December 31, 2009 and the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2008, respectively, the valuation allowance against the deferred tax asset increased by approximately $91,000 and $4,000.

Note J - Capital Stock Transactions

Pursuant to the Plan affirmed by the U. S. Bankruptcy Court - Northern District of Texas - Dallas Division, the Company issued a sufficient number of Plan shares to meet the requirements of the Plan.  Such number was estimated in the Plan to be approximately 500,000 Plan Shares relative to each Post Confirmation Debtor.

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

As discussed previously, the Company entered into the Share Exchange Agreement with TGO and all of the shareholders of TGO on August 10, 2009.  Pursuant to the Share Exchange Agreement, the shareholders of TGO transferred 100% of the issued and outstanding shares of capital stock of TGO in exchange for 4,500,000 newly issued shares of the Company’s common stock that, in the aggregate, constituted 90% of its issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of such exchange.

SMSA El Paso II Acquisition Corp.
(a development stage company)
Notes to Financial Statements
December 31, 2009 and 2008

On November 5, 2009, the Company entered into a Securities Purchase Agreement (Purchase Agreement) with Michael Campbell whereby Mr. Campbell purchased from the Company an aggregate of 20,000,000 shares of restricted, unregistered common stock.   Additionally, on the same date, the Company entered into a Contribution Agreement between the Company, Mr. Campbell and Gerard Pascale, the Company’s then-current sole officer, director and controlling shareholder, pursuant to which Mr. Pascale surrendered 3,000,000 shares of the common stock then owned by him to the Company at no cost to the Company to induce Mr. Campbell to enter into the Purchase Agreement.  As a result of these transactions, there were 22,000,004 shares of the Company’s common stock issued and outstanding.

In addition, on November 5, 2009, the Company entered into an Advisory Agreement (the “Advisory Agreement”) with HFG, pursuant to which HFG agreed to provide certain advisory services to the Company in exchange for an advisory fee of $250,000.  On the same day, the Company also entered into an Escrow Agreement (the “Escrow Agreement”), pursuant to which the escrow agent agreed to hold the purchase shares in escrow until payment of the Advisory Fee.  On December 15, 2009, each of the Advisory Agreement and the Escrow Agreement were amended to extend the payment date of the Advisory Fee to January 31, 2010. On January 31, 2010, each of the Advisory Agreement and the Escrow Agreement were further amended to extend the payment date of the Advisory Fee to February 28, 2010.  The Advisory Fee has been paid in full and all of the Shares have been released from escrow.

Note K - Subsequent Events

Consulting Agreements

On March 1, 2010, the Company entered into a one-year non-exclusive consulting agreement (Campbell Consulting Agreement) with Michael Campbell, Chairman of the Board of Directors of the Company.  Pursuant to the Campbell Consulting Agreement, Mr. Campbell will serve as the President and Chief Executive Officer of the Company and Mr. Campbell will receive a monthly consulting fee of $15,000, in addition to reimbursement of his reasonable and necessary business expenses.

On April 8, 2010, the Company also entered into a one-year non-exclusive consulting agreement (Hanks Consulting Agreement, and collectively with the Campbell Consulting Agreement, the Consulting Agreements) with Jeff A. Hanks, a member of the Board of Directors of the Company.  Pursuant to the Hanks Consulting Agreement, Mr. Hanks will serve as the Chief Financial Officer of the Company and Mr. Hanks will receive a monthly base consulting fee of $2,000, plus a $1,000 preparation fee for each Annual Report on Form 10-K or Quarterly Report on Form 10-Q he prepares for the Company.

The Consulting Agreements are automatically renewable for successive one-year terms unless cancelled by either party not less than ninety (90) days before the end of the then current term.  In addition, neither Mr. Campbell nor Mr. Hanks  (collectively, Executives) will be required to provide services to the Company on a full-time basis under the Consulting Agreements and each may engage in other activities provided that such activities do not interfere with the performance of their duties under their respective Consulting Agreement.

The Consulting Agreements also provide that, in addition to their consulting fees, the Executives will each be entitled to reimbursement of their reasonable and necessary business expenses and each will be entitled to participate in any compensation or benefit plans the Company provides to its own employees.

SMSA El Paso II Acquisition Corp.
(a development stage company)
Notes to Financial Statements
December 31, 2009 and 2008

The Consulting Agreements also contain covenants restricting the Executives from (a) engaging in any activity competitive with the Company’s business, and (b) soliciting the Company’s employees, customers, suppliers or contractors, in each case during the term of the Consulting Agreement and for a period of one (1) year thereafter.

Sale of Common Stock

On March 2, 2010, the Company sold, via a private placement with various investors, an aggregate 1,093,750 shares of the Company’s common stock for $350,000 cash.

Management has evaluated all activity of the Company through April 7, 2010 (the issue date of the financial statements) and concluded that no other subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements other than as disclosed above.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures.

Disclosure Controls and Procedures.

The Company’s management, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Annual Report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report, the Company’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and include controls and procedures designed to ensure that information the Company is required to disclose in such reports is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.

Internal control over financial reporting is defined under the Exchange Act as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

—Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

—Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

—Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.  Accordingly, even an effective system of internal control over financial reporting will provide only reasonable assurance with respect to financial statement preparation.

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. During the course of this assessment, management identified a material weakness relating primarily to recording complex financial transactions.

The Company has a lack of staffing within its accounting department, in terms of the small number of employees performing its financial and accounting functions, which does not provide the necessary separation of duties.  Management believes the lack of accounting and financial personnel amounts to a material weakness in its internal control over financial reporting and, as a result, at December 31, 2009 and on the date of this Report, its internal control over financial reporting is not effective.  The Company will continue to evaluate the employees involved and the hiring of additional accounting staff.  However, the Company will be unable to remedy this material weakness in its internal controls until the Company has the financial resources that allow the Company to hire additional qualified employees.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Item 9B.     Other Information.

Not applicable.

PART III

Item 10       Directors, Executive Officers and Corporate Governance

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure

Michael B. Campbell	53	President, Chief Executive Officer and Director

Jeff A. Hanks	44	Chief Financial Officer and Director

The biographies of each of the directors and executive officers below contains information regarding the person’s service, business experience, positions held currently or at any time during the last five years, and for each director or any nominee for director the particular experiences, qualifications, attributes or skills that caused the Board of Directors to determine that such person should serve as a director for the Company in 2010, and the names of other any other publicly-held companies of which such person served as a director in the past five years.

Michael B. Campbell, President, Chief Executive Officer and Director:

Michael B. Campbell has served as Chairman of the Board of Directors of the Company and as the Company’s Chief Executive Officer and President since December, 2009.  Mr. Campbell has served as the managing director of both M1 Advisors LLC and M1 Capital Group Ltd. since founding those companies in 2002 and 2004, respectively.  M1 Advisors LLC and M1 Capital Ltd. are business advisory and merchant banking firms that provide growth capital and financial advisory services to high-growth companies in emerging markets.

The Company believes Mr. Campbell’s qualifications to sit on its Board of Directors include his over 27 years of experience founding, financing, building and operating high-growth companies worldwide.

Since December 2009, Mr. Campbell has also served as a director of Ensurge, Inc., a public “shell” company.

Jeff A. Hanks, CPA, Chief Financial Officer and Director:

Jeff A. Hanks, has served as a member of the Board of Directors of the Company and as the Chief Financial Officer of the Company since April 8, 2010.  Since 2002, Mr. Hanks as served as the Chief Financial Officer of Ensurge Inc., a public shell company. From 2002 until December, 2009, Mr. Hanks also served as the President of Ensurge, Inc..  Mr. Hanks has also worked as a consultant and auditor for Deloitte & Touche, one the Big Four international accounting firms where he obtained his CPA license.  Mr. Hanks graduated from the University of Utah with a degree in Accounting.

The Company believes Mr. Hanks’ qualifications to sit on its Board of Directors include his CPA license and his over 14 years of experience in finance and accounting and his senior executive experience with several companies, including eight years as an officer with Ensurge, Inc.

Since 2002, Mr. Hanks has also served as a director for Ensurge, Inc.

Term of Office

All directors serve until the next annual stockholders meeting or until their successors are duly elected and qualified.  All officers serve at the discretion of the Board of Directors.

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors during the period covered by this report.

Family Relationships

There are no family relationships between or among any of the Company's directors or executive officers.

Code of Ethics

The Company has not yet adopted a code of ethics.  The Company intends to adopt a code of ethics in the near future.

Involvement in Certain Legal Proceedings

To the best of the Company’s knowledge, its directors and executive officers were not involved in any legal proceedings during the last 10 years as described in Item 401(f) of Regulation S-K.

Compliance with Section 16(a) Beneficial Ownership Reporting.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and persons who own more than five percent of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company’s common stock. Officers, directors and ten-percent or more beneficial owners of the Company’s common stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file and provide written representation that no Form 5 is required.

Michael B. Campbell, the Chief Executive Officer and a director of the Company, failed to file on a timely basis a Statement of Changes in Beneficial Ownership on Form 4 to report five sales of an aggregate of 180,000 shares of common stock, that occurred between November 30, 2009 and December 15, 2009.  The Form 4 was filed prior to the date of this annual report on Form 10-K.

Jeff A. Hanks, the Chief Financial Officer of the Company and a director of the Company, failed to file on a timely basis an Initial Statements of Beneficial Ownership on Form 3.  The Form 3 was filed prior to the date of this annual report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

Michael B. Campbell was appointed as a director and as the President and Chief Executive Officer of the Company on November 5, 2009.  He has received compensation starting March 1, 2010 per the consulting agreement discussed below.

Jeff A. Hanks was appointed as a director and the Chief Financial Officer of the Company on April 8, 2010.  Mr. Hanks has received compensation starting April 8, 2010 per the consulting agreement discussed below.

Neither Mr. Campbell nor Mr. Hanks received any compensation from the Company in 2009 or 2008.  No other officer of the company was compensated in excess of $100,000.

Michael B. Campbell’s Consulting Agreement

On March 1, 2010, the Company entered into a one-year non-exclusive consulting agreement (the “Campbell Consulting Agreement”) with Michael Campbell, Chairman of the Board of Directors of the Company. Pursuant to the Campbell Consulting Agreement, Mr. Campbell will serve as the President and Chief Executive Officer of the Company and Mr. Campbell will receive a monthly consulting fee of $15,000, in addition to reimbursement of his reasonable and necessary business expenses.

Jeff A. Hanks’s Consulting Agreement

On April 8, 2010, the Company entered into a one-year non-exclusive consulting agreement (the “Hanks Consulting Agreement” and collectively with the Campbell Consulting Agreement, the “Consulting Agreements”) with Jeff A. Hanks, a member of the Board of Directors of the Company. Pursuant to the Hanks Consulting Agreement, Mr. Hanks will serve as the Chief Financial Officer of the Company and Mr. Hanks will receive a monthly base consulting fee of $2,000, plus a $1,000 preparation fee for each Annual Report on Form 10-K or Quarterly Report on Form 10-Q he prepares for the Company.

General Terms of the Consulting Agreements

The Consulting Agreements are automatically renewable for successive one-year terms unless cancelled by either party not less than ninety (90) days before the end of the then current term. In addition, neither Mr. Campbell nor Mr. Hanks  (collectively, the “Executives”) will be required to provide services to the Company on a full-time basis under the Consulting Agreements and each may engage in other activities provided that such activities do not interfere with the performance of their duties under their respective Consulting Agreement.

The Consulting Agreements also provide that, in addition to their consulting fees, the Executives will each be entitled to reimbursement of their reasonable and necessary business expenses and each will be entitled to participate in any compensation or benefit plans the Company provides to its own employees.

The Consulting Agreements also contain covenants restricting the Executives from (a) engaging in any activity competitive with the Company’s business, and (b) soliciting the Company’s employees, customers, suppliers or contractors, in each case during the term of the Consulting Agreement and for a period of one (1) year thereafter.

Outstanding Equity Awards At Fiscal Year-End

As of December 31, 2009, there were no outstanding equity awards to any of the Company’s executive officers or directors.

Benefit Plans

The Company has not adopted any retirement, pension, profit sharing, stock options, insurance programs or other similar programs for the benefit of its employees.

Director Compensation

The Company does not currently provide compensation to its directors for serving on its Board of Directors.

Employment Contracts and Termination of Employment and Change in Control Arrangement.

There are no compensatory plans or arrangements with respect to any officer, director, manager or other executive which would in any way result in payments to any such person because of his resignation, retirement, or other termination of employment with the Company, or any change in control of the Company, or a change in the person’s responsibilities following a change of control of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's outstanding Common Stock as of April 8, 2010, by (i) each director of the Company, (ii) each executive officer of the Company, (iii) each person known or believed by the Company to own beneficially five percent or more of the Common Stock and (iv) all directors and executive officers as a group. Unless indicated otherwise, each person has sole voting and dispositive power with respect to such shares.

Name and Address Of Beneficial Owner	Beneficial Ownership	Percent of Class

Officers and Directors As a Group (two)	18,220,000	77.72%

Michael B. Campbell 11753 Willard Avenue Tustin, CA 92782	18,220,000	77.72%

Jeff A. Hanks 11753 Willard Avenue Tustin, CA 92782	-	-

Beneficial Owners Owning greater than 5%	Beneficial Ownership	Percent of Class

Gerald Pascale 28 Cottonwood Lane Hilton Head, SC 29926	1,500,000	6.4%

(1)
Unless otherwise indicated, the Company has been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of April 8, 2010 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: The aggregate audit and review fees billed for fiscal years ending December 31, 2009 and 2008 were $3,650 and $1,335, respectively.  These fees were for professional services rendered by S.W.Hatfield, CPA firm for the audit of the Company’s annual financial statements and review of financial statements.  There were no other audit related fees for 2009 and 2008.

Tax Fees:  The aggregate tax fees billed for fiscal years ending December 31, 2009 and 2008 were $610 and $500, respectively.  These fees were for professional services rendered by S.W. Hatfield, CPA, which were for the completion of the Company’s year-end tax return.

All Other Fees:  None.

The Company has considered whether the provision of any non-audit services, currently or in the future, is compatible with S. W. Hatfield, CPA, our principal accountant, maintaining its independence and have determined that these services do not compromise their independence.

The Company has no formal audit committee.  However, the entire Board of Directors of the Company performs the function of an audit committee.  In discharging its oversight responsibility as to the audit process, the Board of Directors obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors' independence as required by the appropriate Professional Standards issued by the Public Company Accounting Oversight Board, the U. S. Securities and Exchange Commission and/or the American Institute of Certified Public Accountants.  The Board of Directors discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board of Directors also discussed with management, the internal auditors and the independent auditors the quality and adequacy of the Company's internal controls.

The Company’s principal accountant, S. W. Hatfield, CPA, did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)(2) Financial Statements.

The financial statements under Item 8 are filed as part of this annual report on Form 10-K.

(a)(3) Exhibits.

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMSA El Paso II Acquisition Corp.

April 9, 2010	By:	/s/ MICHAEL B. CAMPBELL
Michael B. Campbell, Chief Executive
Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ MICHAEL B. CAMPBELL	President, Chief Executive Officer and
Michael B. Campbell	Director (Principal Executive Officer)

/s/ JEFF A. HANKS	Chief Financial Officer and Director
Jeff A. Hanks	(Principal Financial Officer and Principal
Accounting Officer)

EXHIBIT INDEX

Exhibit	Description of Exhibit

2.1
First Amended, Modified Chapter 11 Plan Proposed by Debtors, In the United States Bankruptcy Court, Northern District of Texas, Dallas Division, In Re: Senior Management Services of Treemont, Inc., et. al., Debtors, Case No. 07-30230, Jointly Administered, dated August 1, 2007. (1)

2.2	Order Confirming First Amended, Modified Chapter 11 Plan Proposed by Debtors, Case No. 07-30230, signed August 1, 2007. (1)

2.3	Notice of Entry of Confirmation Order dated August 10, 2007. (1)

2.4	Share Exchange Agreement among the Company., TransGlobal Operations Inc. ( “TGO”) and all of the shareholders of TGO, dated August 10, 2009.(2)

3.1	Agreement and Plan of Merger by and between Senior Management Services of El Paso Coronado, Inc. and the Company, dated May 22, 2008. (1)

3.2	Articles of Merger as filed with the Secretary of State of the State of Nevada on June 3, 2008. (1)

3.3	Articles of Merger as filed with the Secretary of State of the State of Texas on June 5, 2008. (1)

3.4	Articles of Incorporation of the Company (1)

3.5	Bylaws of the Company (1)

4.1	Form of common stock certificate. (1)

10.1	Securities Purchase Agreement by and between the Company and Michael Campbell, dated as of November 5, 2009 (3)

10.2	Contribution Agreement, dated November 5, 2009, among the Company , Gerard Pascale and Michael Campbell. (3)

10.3	Advisory Agreement, dated November 5, 2009, between the Company and Halter Financial Group, L.P. (3)

10.4	Escrow Agreement, dated November 5, 2009, among the Company , Michael Campbell, Halter Financial Group, L.P. and Securities Transfer Corporation. (3)

10.5	Amendment No. 1 to Advisory Agreement, dated December 15, 2009, between the Company and Halter Financial Group, L.P. (4)

10.6	Amendment No. 1 to Escrow Agreement, dated December 15, 2009, among the Company , Michael Campbell, Halter Financial Group, L.P. and Securities Transfer Corporation. (4)

10.7	Amendment No. 2 to Advisory Agreement, dated as of January 31, 2010, between the Company and Halter Financial Group, L.P. (5)

10.8	Amendment No. 2 to Escrow Agreement, dated as of January 31, 2010, among the Company , Michael Campbell, Halter Financial Group, L.P. and Securities Transfer Corporation. (5)

10.9	Consulting Agreement between the Company and Michael B. Campbell, dated March 1, 2010.

10.10	Consulting Agreement between the Company and Jeff A. Hanks, dated April 8, 2010.

31.1	Certification of Michael B. Campbell pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Jeff A. Hanks pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company's Registration Statement on Form 10 which was filed with the Commission on February 11, 2009, and which is incorporated herein by reference.

(2)	Previously filed as exhibit 2.1 to the Company's Current Report on Form 8-K which was filed with the Commission on August 11, 2009, and which is incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company's Current Report on Form 8-K which was filed with the Commission on November 10, 2009, and which is incorporated herein by reference.

(4)	Previously filed as an exhibit to the Company's Current Report on Form 8-K which was filed with the Commission on December 21, 2009, and which is incorporated herein by reference.

(5)	Previously filed as an exhibit to the Company's Current Report on Form 8-K which was filed with the Commission on February 3, 2010, and which is incorporated herein by reference.