Form 10-Q
period 2010-03-31
SMSA El Paso II Acquisition Corp
filed 2010-05-17
CIK 1439746

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-053334

 SMSA El Paso II Acquisition Corp.
(Exact name of registrant as specified in its charter)

Nevada	26-2809162
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11753 Willard Avenue
Tustin, CA. 92782
(Address of principal executive offices)

(714) 832-3249
(Issuer’s telephone number)
______________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

There were 23,193,754 shares of common stock, $0.001 par value, issued and outstanding as of May 17, 2010.

SMSA El Paso II Acquisition Corp.
FORM 10-Q

QUARTER ENDED MARCH 31, 2010

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
SMSA El Paso II Acquisition Corp.
BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets
Cash	$42,601	$0
Total Current Assets	42,601	0
Total Assets	$42,601	$0
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Trade accounts payable	149,724	250,000
Accrued liabilities payable to an officer	$15,000	-
Total Current Liabilities	164,724	250,000
Stockholders’ Equity (Deficit)
Preferred stock - $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized; 23,193,754 and 22,000,004 shares issued and outstanding	23,194	22,000
Additional paid-in-capital	486,688	41,132
Accumulated deficit	(632,005)	(313,132)
Total Stockholders’ Equity (Deficit)	(122,123)	(250,000)
Total Liabilities and Stockholders’ Equity (Deficit)	$42,601	$0

The accompanying notes are an integral part of these condensed financial statements.

SMSA El Paso II Acquisition Corp.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	For the Three Months Ended March 31,
	2010	2009
Sales	$-	$-
Cost of Sales	-	-
Gross Profit	-	-
Expenses
Professional fees	149,724	5,128
General and administrative expenses	169,149	1,177
Total Expenses	318,873	6,305
Operating Loss	(318,873)	(6,305)
Provision for income taxes	-	-
Net (Loss)	$(318,873)	$(6,305)
Basic and Diluted (Loss) per Share	$(0.02)	$(0.01)
Basic and Diluted Weighted Average Common Shares Outstanding	22,000,004	500,004

The accompanying notes are an integral part of these condensed financial statements.

SMSA El Paso II Acquisition Corp.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	For the Three Months Ended March 31,
	2010	2009
Cash Flows From Operating Activities
Net gain or (loss)	$(318,873)	$(6,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Services from issuance of common stock	111,750	-
Trade accounts payable	(100,276)	-
Accrued liabilities payable to an officer	15,000	-
Net Cash (Used in) Provided by Operating Activities	(292,399)	(6,305)
Cash Flows From Financing Activities
Proceeds advanced by stockholder	-	6,305
Proceeds from issuance of common stock	335,000	-
Net Cash Provided by Financing Activities	335,000	6,305
Net Increase in Cash	42,601	0
Cash at Beginning of Period	0	0
Cash at End of Period	$42,601	$0

The accompanying notes are an integral part of these condensed financial statements.

SMSA El Paso II Acquisition Corp.
Notes to Financial Statements
March 31, 2010

NOTE 1–ORGANIZATION AND BASIS OF PRESENTATION

Organization – SMSA El Paso II Acquisition Corp. (“Company”) was organized on May 21, 2008 as a Nevada corporation to affect the bankruptcy court’s ordered reincorporation of Senior Management Services of El Paso Coronado, Inc., a Texas corporation, mandated by the plan of reorganization discussed below.

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

Basis of Presentation – The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These unaudited condensed financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended December 31, 2009, included in the Company’s annual report on Form 10-K, especially the information included in Note 1 to those financial statements, “Summary of Significant Accounting Policies.” In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s financial position as of March 31, 2010, and its results of operations and cash flows for the three months ended March 31, 2010 and 2009. The results of operations for the three months ended March 31, 2010, may not be indicative of the results that may be expected for the year ending December 31, 2010.

Business Condition – The Company’s working capital is $122,123 as of March 31, 2010. The Company has issued a private placement memorandum to obtain investors.  During March 2010 the Company sold an aggregate of 1,093,750 shares of common stock for $350,000.  A fee of $15,000 was paid as a commission as part of this capital raising transaction. The proceeds of the financing will be used to help the Company maintain operations and to fund the acquisitions of equipment and drilling rigs located in South America.

Basic and Diluted Loss Per Share – Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares which include stock options and stock warrants except during loss periods when those potentially issuable common shares would decrease loss per share. At March 31, 2010, the Company had no potentially issuable common shares outstanding.

Recently Enacted Accounting Standards – In June 2009 the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards (“SFAS”) SFAS No. 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets—an Amendment of FASB Statement No. 140”, SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R)”, and SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” were recently issued. SFAS No. 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-18 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 – COMMITMENTS AND CONTINGENCIES

None

NOTE 3 – SUBSEQUENT EVENTS

Effective April 2010, the Company adopted an Equity Incentive Plan. The SMSA 2010 Equity Incentive Plan is intended to promote the interests of the Company and its shareholders by providing the Company’s officers, directors, employees and consultants, on whose judgment, initiative and efforts the successful conduct of the business of the Company depends, and who are responsible for the management, growth and protection of the business, with appropriate incentives and rewards to encourage them to continue in the employ of the Company and to maximize their performance. The total number of shares of Company Stock available for grants of Incentive Awards under the Plan shall be 6,000,000.

The Company has issued a private placement memorandum to obtain investors. On April 12, 2010 the Company sold 312,500 shares of restricted, unregistered common stock for an aggregate purchase price of $100,000.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued, and has determined there are no other events to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

When used in this discussion, the words “expect(s)”, “feel(s)”, “believe(s)”, “will”, “may”, “anticipate(s)” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, and are urged to carefully review and consider the various disclosures elsewhere in this Form 10-Q.

Recent Development and Business Plan

Since emerging from bankruptcy in August 2007, the Company has not been engaged in any operations and its primary business has been to locate and consummate a merger with or an acquisition of a private entity. For that reason, the Company was deemed to be a “shell company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934.

The Company’s business plan, subsequent to the November 5, 2009 transaction, is to acquire and employ, in the marketplace, oil, gas and mineral drilling rigs and well servicing equipment. Management believes that, initially, the Company will be able to acquire said rigs and related equipment at discount prices relative to their historical market values and employ them under long-term service contracts with national and independent oil companies located in South America that pay profitable day-rates. As a result of the Company’s current business plan, management has determined that the Company is no longer a shell company under Rule 12b-2 of the Exchange Act.

In March, 2010, the Company sold 1,093,750 shares of restricted, unregistered common stock for an aggregate purchase price of $350,000. In April, 2010, the Company sold 312,500 shares of restricted, unregistered common stock for an aggregate purchase price of $100,000. The proceeds from such sales have been used to maintain operations and to commence investigating acquisitions of equipment and drilling rigs in South America in anticipation of entering into the oil and natural gas drilling industry.

Despite the Company’s efforts in seeking opportunities in this industry, the Company does not yet have definitive agreements in place, and there can be no assurance that its efforts to enter this industry will ultimately prove successful.

Results of Operations

Sales for the three months ended March 31, 2010 and 2009 were respectively, $0 and $0. The Company has no source of revenue. It is looking for opportunities to create revenue, but at this time has no viable options.

General and administrative expenses for the three months ended March 31, 2010 and 2009 were, respectively, $318,873 and $6,305. These costs are made up of audit, legal fees, and consulting fees along with travel expenses looking for acquisitions.

Liquidity and Capital Resources

The Company has financed its operations to date primarily through private placements of equity securities and current sales. During March and April 2010 the Company sold 1,406,250 shares of common stock to various investors for an aggregate purchase of $450,000. This inflow of cash is expected to be used by the Company primarily to locate and research potential joint venture partners and establish potential joint ventures in South America.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Not applicable.

Item 4T. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, Rules 13a-14(c) and 15-d-14(c)) as of March 31, 2010, have concluded that, as of the evaluation date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its subsidiaries would be made known to them by others within those entities.

(b) Changes in Internal Controls. There were no significant changes in the Company’s internal controls, or, to the Company’s knowledge, in other factors that could significantly affect these controls subsequent to the evaluation date.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

 None

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 2, 2010, the Company issued 1,093,750 shares of restricted, unregistered common stock to various investors in a private placement for an aggregate purchase price of $350,000.  A fee of $15,000 was paid as a commission as part of this capital raising transaction. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act.  On March 2, 2010, the Company also issued an aggregate of 350,000 shares of restricted, unregistered common stock to the placement agents in the above-referenced private placement as consideration for its services.  These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act.

On April 12, 2010, the Company issued 312,500 shares of restricted, unregistered common stock to various investors in a private placement for an aggregate purchase price of $100,000. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

None

Item 5. Other Information

On April 16, 2010, the holders of an aggregate of 18,220,000 shares of the Company’s common stock, par value $0.001 per share, or approximately 77.72% of the issued and outstanding common stock of the Company on such date, acting by written consent pursuant to Section 78.320 of the Nevada Revised Statutes, approved (i) an amendment to the Company’s articles of incorporation changing the Company’s corporate name to Resource Holdings, Inc. from SMSA El Paso II Acquisition Corp.; and (ii) the adoption of the Company’s 2010 Equity Incentive Plan. On May 3, 2010, the Company filed an Information Statement (the “Information Statement”) relating to the above references stockholder approvals by written consent with the Securities and Exchange Commission in accordance with Rule 14c-2 of the Securities Exchange Act of 1934. In accordance with Rule 14c-2, the filing of a certificate of amendment to the articles of incorporation of the Company will occur no sooner than twenty calendar days after the Information Statement is sent to the stockholders of record on April 16, 2010.

Item 6. Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMSA El Paso II Acquisition Corp.

May 17, 2010	By:	/s/ Michael B. Campbell
Michael B. Campbell, Chief Executive Officer (Principal Executive Officer)
May 17, 2010	By:	/s/ Jeff A. Hanks
Jeff A. Hanks, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).*

*	Filed herewith.