Form 10-Q/A
period 2010-03-31
RESOURCE HOLDINGS, INC.
filed 2010-07-16
CIK 1439746

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q/A
(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-053334

Resource Holdings, Inc.
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

 EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A to Resource Holdings, Inc’s (formerly SMSA El Paso II Acquisition Corp.) quarterly report on Form 10-Q for the quarterly period ended March 31, 2010, filed with the Securities and Exchange Commission on May 17, 2010 (the “initial filing”), is solely to amend the initial filing to note that the financial statements were not reviewed by the Company's independent registered public accounting firm as required by Rule 8-03 of Regulation S-X.

No other changes have been made to the initial filing. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the initial filing.

SMSA El Paso II Acquisition Corp.
FORM 10-Q

QUARTER ENDED MARCH 31, 2010

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The financial statements presented below have not been reviewed or audited by an independent registered public accounting firm.  See Note 1 to the financial statements ("Basis of Presentation").

SMSA El Paso II Acquisition Corp.
BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited and Not Reviewed)
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
(UNAUDITED AND NOT REVIEWED)

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
(UNAUDITED AND NOT REVIEWED)

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

Basis of Presentation – The accompanying unaudited and not reviewed condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. These unaudited  and not reviewed condensed financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended December 31, 2009, included in the Company’s annual report on Form 10-K, especially the information included in Note 1 to those financial statements, “Summary of Significant Accounting Policies.” In the opinion of the Company’s management, the accompanying unaudited and not reviewed condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s financial position as of March 31, 2010, and its results of operations and cash flows for the three months ended March 31, 2010 and 2009. The results of operations for the three months ended March 31, 2010, may not be indicative of the results that may be expected for the year ending December 31, 2010.

Rule 8-03 of Regulation S-X requires that interim financial statements contained in Form 10-Q be reviewed by an independent registered public accountant using professional standards and procedures for conducting such reviews.  The Company's independent registered public accounting firm has not reviewed the Company's financial statements for the period ending March 31, 2009.   Pursuant to the Company's reporting obligations under the Exchange Act, the Company has reviewed and has herein filed the unaudited and not reviewed results of its operations.  Because the required review has not been completed, however, this Form 10-Q is considered deficient.  As a result, the Company is no longer considered to be timely or current in its filings under the Exchange Act.  While this filing may not comply with the current filing requirements of the SEC, and should not be interpreted to be a substitute for the review that would normally occur by the Company's independent registered public accounting firm, the Company believes the filing to be otherwise materially accurate and complete.

On July 14, 2010, the Company engaged Child, Van Wagoner & Bradshaw, PLLC (“CVW&B”) as its registered accounting firm.  In order to address the deficiency in its financial statements noted CVW&B is currently reviewing the financial statements contained in this Quarterly Report on Form 10-Q and upon the satisfactory completion of such review, the Company will revise its financial statements, if necessary, to reflect any required changes, and will file a further amendment to this Quarterly Report on Form 10-Q to disclose the revisions to the financial statements, if any.

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

SMSA El Paso II Acquisition Corp.

July 16, 2010	By:	/s/ Michael B. Campbell
Michael B. Campbell, Chief Executive Officer (Principal Executive Officer)
July 16, 2010	By:	/s/ Jeff A. Hanks
Jeff A. Hanks, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).*

*	Filed herewith.