Form 10-Q/A
period 2010-03-31
RESOURCE HOLDINGS, INC.
filed 2010-08-19
CIK 1439746

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q/A
(Amendment No. 2)

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-053334

Resource Holdings, Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-2809162
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

11753 Willard Avenue
Tustin, CA. 92782
(Address of principal executive offices)

(714) 832-3249
(Issuer’s telephone number)

SMSA El Paso II Acquisition Corp.
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
Yes ☐  No ☒

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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 on Form 10-Q/A to Resource Holdings, Inc’s (formerly SMSA El Paso II Acquisition Corp.) quarterly report on Form 10-Q for the quarterly period ended March 31, 2010, filed with the Securities and Exchange Commission on May 17, 2010 (the “initial filing”), is to (i) amend the initial filing to note that the financial statements were reviewed by the Company's independent registered public accounting firm as required by Rule 8-03 of Regulation S-X and (ii) to restate the financial statements for the quarter ended March 31, 2010.  The financial statements for December 31, 2009 have also been restated.  This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the initial filing.

Resource Holdings, Inc.
(f/k/a SMSA El Paso II Acquisition Corp.)
FORM 10-Q

QUARTER ENDED MARCH 31, 2010

TABLE OF CONTENTS

Page

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets (Unaudited and Restated) as of March 31, 2010 and December 31, 2009	5

Statements of Operations (Unaudited and Restated) for the Three Months Ended March 31, 2010 and 2009 and from date of bankruptcy settlement to March 31, 2010	6

Statements of Cash Flows (Unaudited and Restated) for the Three Months Ended March 31, 2010 and 2009 and from date of bankruptcy settlement to March 31, 2010	7

Notes to Financial Statements (Unaudited)	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	16

Item 4T. Controls and Procedures	16

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 1A. Risk Factors	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3. Defaults Upon Senior Securities	17

Item 4. (Removed and Reserved)	17

Item 5. Other Information	17

Item 6. Exhibits	17

Signatures	18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Resource Holdings, Inc.

We have reviewed the accompanying balance sheet of Resource Holdings, Inc. as of March 31, 2010, and the related statements of operations, and cash flows for the three-month  period ended March 31, 2010. These financial statements are the responsibility of the company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying  financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the  financial statements, the Company has cash flow constraints, an accumulated deficit, and has not yet produced revenues from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The  financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van  Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

August 16, 2010,

PART I -   FINANCIAL INFORMATION

Item 1. Financial Statements
Resource Holdings, Inc.
(f/k/a SMSA El Paso II Acquisition Corp.)
(An Exploration Stage Company)
BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Restated)
	(Restated)
ASSETS
Current Assets
Cash	$42,601	$0

Other Assets
Deferred Offering Costs	-	23,775

Total Assets	$42,601	$23,775

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Trade accounts payable	174,724	106,694
Contract payable to stockholder - trade	-	250,000
Accrued liabilities payable to an officer	15,000	-
Accrued Interest	2,877	-
Notes Payable to stockholders	$350,000	-

Total Current Liabilities	542,601	356,694

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized; 23,193,754 and 22,000,004 shares issued and outstanding	23,194	22,000
Additional paid-in-capital	457,605	41,132
Deficit accumulated during the development stage	(980,799)	(396,051)

Total Stockholders' Equity (Deficit)	(500,000)	(332,919)

Total Liabilities and Stockholders' Equity (Deficit)	$42,601	$23,775

The accompanying notes are an integral part of these condensed financial statements.

Resource Holdings, Inc.
(f/k/a SMSA El Paso II Acquisition Corp.)
 (An Exploration Stage Company)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
AND THE PERIOD FROM DATE OF BANKRUPTCY SETTLEMENT TO MARCH 31, 2010
(UNAUDITED)

	March 31, 2010	March 31, 2009	Period from August 1, 2007 (date of bankruptcy settlement) through March 31, 2010
	(Restated)
Revenues	$-	$-	$-
Expenses
Reorganization Costs	-	-	3,581
Professional Fees	62 ,722	5,128	441,529
General and Administrative expenses	169,149	1,177	173,812
Total Operating Expenses	231,871	6,305	618,922
Operating Loss	(231,871)	(6,305)	(618,922)
Other Income (Expense)
Interest Expense	352,877	-	352,877
Impairment of Goodwill From Acquisition of TransGlobal Operations, Inc.	-	-	(9,000)
Total Other Income (Expense)	(352,877)	-	(361,877)
Loss before Provision for Income Taxes	(584,748)	(6,305)	(980,799)
Provision for Income Taxes	-	-	-
Net Loss	$(584,748)	$(6,305)	$(980,799)

Basic and Diluted Net Loss per Share:	$(0.03)	$(0.01)
Basic and Diluted Weighted Average Common Shares Outstanding	22,000,004	500,004

The accompanying notes are an integral part of these condensed  financial statements.

Resource Holdings, Inc.
(f/k/a SMSA El Paso II Acquisition Corp.)
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
AND THE PERIOD FROM DATE OF BANKRUPTCY SETTLEMENT TO MARCH 31, 2010
(UNAUDITED)

	For the Three Months Ended March 31,		Period from August 1, 2007 (date of bankruptcy settlement) through March
	2010	2009	31, 2010
	(Restated)
Cash Flows from Operating Activities:

Net Loss	$(584,748)	$(6,305)	$(980,799)
Adjustments to reconcile Net Loss to Net Cash used in Operating Activities:

Changes in Operating Assets and Liabilities:

Impairment of goodwill from acquisition of Trans Global Operations, Inc.	-	-	9,000

Expenses from issuance of common stock	441,442	-	441,442

Contract payable to stockholder	(250,000)	-	-

Trade in accounts payable	68,030	-	174,724

Accrued Interest	2,877	-	2,877

Accrued liability payable to an officer	15,000	-	15,000
Net Cash (Used) by Operating Activities	(307,399)	(6,305)	(337,756)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:

Notes payable to stockholders	350,000	-	350,000

Cash funded from bankruptcy trust	-	-	1,000

Cash repaid to former stockholder	-	-	(20,000)

Cash advanced by former stockholder	-	6,305	29,357

Proceeds from sale of common stock	-	-	20,000

Net Cash Provided by Financing Activities:	350,000	6,305	380,357

Net Increase in Cash	42,601	-	42,601

Cash, Beginning of Period	-	-	-

Cash, End of Period	$42,601	$-	$42,601

Non – Cash Items:
None
The accompanying notes are an integral part of these condensed financial statements.

Resource Holdings, Inc.
(f/k/a SMSA El Paso II Acquisition Corp.)
Notes to Financial Statements
March 31, 2010
(Unaudited)

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

On June 11, 2010 the Company’s name was changed to Resource Holdings, Inc.

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

Business Condition – The Company’s working capital is ($500,000) as of March 31, 2010. The Company has issued a private placement memorandum to obtain investors. During March 2010 the Company sold an aggregate of $350,000 in 10% promissory notes and issued 1,093,750 shares of common stock to investors, based on $0.32 per share. The stock issuance was accounted for as $350,000 of interest expense. A cash fee of $15,000 was paid and 350,000 shares of common stock were issued as a commission as part of this capital raising transaction. The proceeds of the financing will be used to help the Company maintain operations and to fund the acquisitions of equipment and drilling rigs located in South America.

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-21 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

The Company has issued a private placement memorandum to obtain investors. On April 12, 2010 the Company issued 312,500 shares of restricted, unregistered common stock in connection with the issuance of 10% promissory notes in the aggregate principal amount of $100,000. The stock issuance was accounted for as $100,000 of interest expense.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued, and has determined there are no other events to disclose.

NOTE 4 – RESTATEMENT OF 2009 BALANCE SHEET

Subsequent to the issuance of the 2009 financial statements, management determined the certain expenses reported in the first quarter of 2010 should have been recorded in 2009. The financial statements have been revised to accurately record the dates of the expenses. Accordingly, the balance sheet for the year ended December 31, 2009 has been revised as follows:

Resource Holdings, Inc.
(f/k/a SMSA El Paso II Acquisition Corp.)
(An Exploration Stage Company)
BALANCE SHEET
DECEMBER 31, 2009

	Restated December 31, 2009	Original December 31, 2009	Effect of Changes

Assets
Current Assets
Cash	$-	-	$-
Other Assets
Deferred Offering Costs	23,775	-	23,775	(1)
Net Loss	$23,775	$-	$23,775
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Trade accounts payable	$106,694	-	106,694	(1)
Contract payable to stockholder – trade	250,000	250,000	-
Total Liabilities	356,694	250,000	106,694

Stockholders’ Equity (Deficit)
Preferred stock - $0.001 par value, 10,000,000 shares authorized. None issued and outstanding
Common stock - $0.001 par value, 100,000,000 shares authorized 22,000,004 shares issued and outstanding	22,000	22,000	-
Additional paid-in capital	41,132	41,132	-
Deficit accumulated during the development stage	(396,051)	(313,132)	(82,919	)(1)
Total Stockholders’ Equity (Deficit)	(332,919)	(250,000)	(82,919)
Total Liabilities and Stockholders’Equity (Deficit)	$23,775	$-	$23,775

Note (1)

This change is a result of properly recording an invoice in 2009 that was not previously recorded. The total invoice was for $106,694 of which $82,919 was expensed and the remaining $23,775 was due to funding activities which funding was received in 2010, thus this amount was recorded as an Other Asset.

NOTE 5 – RESTATEMENT OF MARCH 2010 FINANCIAL STATEMENTS

Subsequent to the issuance of the 2009 financial statements, management determined that certain expenses reported in the first quarter of 2010 should have been recorded in 2009. Management also determined that the funding of the private placement originally recorded as only a cash and common stock transaction was recorded incorrectly as the private placement involved the issuance of promissory notes and the issuance of common stock. The financial statements have been revised to accurately record the transactions. Accordingly, the balance sheet, statement of operations, and statement of cash flows for the quarter ended March 31, 2010 have been revised as follows:

Resource Holdings, Inc.
(f/k/a SMSA El Paso II Acquisition Corp.)
(An Exploration Stage Company)
BALANCE SHEET

	Restated March 31, 2010	Original March 31, 2010	Effect of Changes

Assets
Current Assets
Cash	$42,601	$42,601	$-

Total Current Assets	42,601	42,601	-
Total Assets	$42,601	$42,601	$-

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Trade accounts payable	$174,724	149,724	25,000	(1)
Accrued liabilities payable to an officer	15,000	15,000	-
Accrued Interest	2,877	-	2,877	(1)
Notes payable to stockholders	350,000	-	350,00	(1)
Total Liabilities	542,601	164,724	377,877

Stockholders’ Equity (Deficit)
Preferred stock - $0.001 par value, 10,000,000 shares authorized. None issued and outstanding
Common stock - $0.001 par value, 100,000,000 shares authorized 23,193,754 shares issued and outstanding	23,194	23,194	-
Additional paid-in capital	457,605	486,688	(29,083	)(1)
Deficit accumulated during the development stage	(980,799)	(632,005)	(348,794	)(1)
Total Stockholders’ Equity (Deficit)	(500,000)	(122,123)	(377,877	)(1)
Total Liabilities and Stockholders’Equity (Deficit)	$42,601	$42,601	$-

Resource Holdings, Inc.
(f/k/a SMSA El Paso II Acquisition Corp.)
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(UNAUDITED)

	Restated March 31, 2010	Original March 31, 2010	Effect of Change

Revenues	$-	$-	$-
Expenses
Reorganization Costs	-	-	-
Professional Fees	62 ,722	149,724	(87,002	)(1)
General and Administrative expenses	169,149	169,149	-
Total Operating Expenses	231,871	318,873	(87,002	)(1)
Operating Loss	(231,871)	(318,873)	87,002	(1)
Other Income (Expense)
Interest Expense	352,877	-	352,877	(1)
Impairment of Goodwill From Acquisition of TransGlobal Operations, Inc.	-	-	-
Total Other Income (Expense)	(352,877)	-	(352,877	)(1)
Loss before Provision for Income Taxes	(584,748)	(318,873)	(265,875	)(1)
Provision for Income Taxes	-	-	-
Net Loss	$(584,748)	$(318,873)	$(265,875	)(1)

Basic and Diluted Net Loss per Share:	$(0.03)	$(0.02)
Basic and Diluted Weighted Average Common Shares Outstanding	22,000,004	22,000,004

Resource Holdings, Inc.
(f/k/a SMSA El Paso II Acquisition Corp.)
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(UNAUDITED)

	For the Three Months Ended March 31,		Effect of
	2010	2010	Change
	(Restated)	(Original)

Cash Flows from Operating Activities:

Net Loss	$(584,748)	$(318,873)	$(265,875	)(1)
Adjustments to reconcile Net Loss to Net Cash used in Operating Activities:

Changes in Operating Assets and Liabilities:

Impairment of goodwill from acquisition of Trans Global Operations, Inc.	-	-	-

Expenses from issuance of common stock	441,442	111,750	329,692	(1)

Contract payable to stockholder	(250,000)	-	(250,000	)(1)

Trade in accounts payable	68,030	(100,276)	168,306	(1)

Accrued Interest	2,877	-	2,877	(1)

Accrued liability payable to an officer	15,000	15,000	-
Net Cash (Used) by Operating Activities	(307,399)	(292,399)	(15,000	)(1)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:

Notes payable to stockholders	350,000	-	350,000	(1)

Cash funded from bankruptcy trust	-	-	-

Cash repaid to former stockholder	-	-	-

Cash advanced by former stockholder	-	-	-

Proceeds from sale of common stock	-	335,000	(335,000	)(1)

Net Cash Provided by Financing Activities:	350,000	335,000	15,000	(1)

Net Increase in Cash	42,601	42,601	-

Cash, Beginning of Period	-	-	-

Cash, End of Period	$42,601	$42,601	$-

Note (1)

This change is a result of properly recording an invoice in 2009 and 2010.  The invoice had expenses that related to 2009 and 2010 combined.  We have now recorded the expenses in the proper periods.  A portion of this was due to funding activities, thus these amounts were recorded as additional paid-in capital.  This change is also a result of properly recording the purchase of common stock through a private placement.  The private placement was originally recorded as a stock transaction, which affected only cash, common stock and additional paid-in capital,  however, the private placement involved the issuance of promissory notes with 10% interest and the issuance of common stock.  These changes affected accrued interest, interest expense, and additional paid-in capital.

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

In March, 2010, the Company issued 1,093,750 shares of restricted, unregistered common stock in connection with the issuance of 10% promissory notes in the aggregate principal amount of $350,000. In April, 2010 the Company issued 312,500 shares of restricted, unregistered common stock in connection with the issuance of 10% promissory notes in the amount of $100,000. The stock issuances were accounted for as an aggregate of $450,000 of interest expense. The proceeds from such sales have been used to maintain operations and to commence investigating acquisitions of equipment and drilling rigs in South America in anticipation of entering into the oil and natural gas drilling industry.

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

Operating expenses for the three months ended March 31, 2010 and 2009 were, respectively, $231,871 and $6,305. These costs are made up of audit, legal fees, and consulting fees along with travel expenses looking for acquisitions.

Interest expense for the three months ended March 31, 2010 and 2009 were, respectively, $352,877 and $0. This expense is the cost of funding of the Notes Payable, which are being used to operate the Company.

Liquidity and Capital Resources

The Company has financed its operations to date primarily through private placements of equity securities and current sales. During March and April 2010 the Company issued 1,406,250 shares of restricted, unregistered common stock to various investors in connection with the issuance of several 10% promissory notes in the aggregate amount of $450,000. The stock issuances were accounted for as an aggregate of $450,000 of interest expense. This inflow of cash is expected to be used by the Company primarily to locate and research potential joint venture partners and establish potential joint ventures in South America.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 2, 2010, the Company issued 1,093,750 shares of restricted, unregistered common stock to various investors in a private placement in connection with the issuance of 10% promissory notes in the aggregate amount of $350,000. A cash fee of $15,000 was paid as a commission as part of this capital raising transaction and on March 2, 2010, the Company also issued an aggregate of 350,000 shares of restricted, unregistered common stock to the placement agents in the above-referenced private placement as additional consideration for their services. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act.

On April 12, 2010, the Company issued 312,500 shares of restricted, unregistered common stock to various investors in a private placement in connection with the issuance of 10% promissory notes in the aggregate amount of $100,000. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

None

Item 5. Other Information

Submission of Matters to a Vote of Security Holders

On April 16, 2010, the holders of an aggregate of 18,220,000 shares of the Company’s common stock, par value $0.001 per share, or approximately 77.72% of the issued and outstanding common stock of the Company on such date, acting by written consent pursuant to Section 78.320 of the Nevada Revised Statutes, approved (i) an amendment to the Company’s articles of incorporation changing the Company’s corporate name to Resource Holdings, Inc. from SMSA El Paso II Acquisition Corp.; and (ii) the adoption of the Company’s 2010 Equity Incentive Plan. On May 3, 2010, the Company filed an Information Statement (the “Information Statement”) relating to the above referenced stockholder approvals by written consent with the Securities and Exchange Commission in accordance with Rule 14c-2 of the Securities Exchange Act of 1934. In accordance with Rule 14c-2, the filing of a certificate of amendment to the articles of incorporation of the Company will occur no sooner than twenty calendar days after the Information Statement is sent to the stockholders of record on April 16, 2010.

Item 6.  Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Resource Holdings, Inc.

August 19, 2010	By:	/s/ Michael B. Campbell
Michael B. Campbell, Chief Executive Officer
(Principal Executive Officer)

August 19, 2010	By:	/s/ Jeff A. Hanks
Jeff A. Hanks, Chief Financial Officer (Principal
Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).*

*Filed herewith.