Form 10-Q
period 2010-06-30
RESOURCE HOLDINGS, INC.
filed 2010-08-23
CIK 1439746

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes [X]                      No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes   [   ]                      No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [  ]      Accelerated filer [  ]       Non-accelerated filer [  ]      Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

There were 23,818,754 shares of common stock, $0.001 par value, issued and outstanding as of August 20, 2010.

Resource Holdings, Inc.
FORM 10-Q

QUARTER ENDED JUNE 30, 2010

TABLE OF CONTENTS

Page

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets
(Unaudited and Restated) as of June 30, 2010 and December 31, 2009	3

Statements of Operations
(Unaudited) for the Three and Six Months Ended June 30, 2010
and 2009 and from date of bankruptcy settlement to June 30, 2010	4

Statements of Cash Flows (Unaudited)
for the Three and Six Months Ended June 30, 2010 and 2009
and from date of bankruptcy settlement to June 30, 2010	5

Notes to Financial Statements (Unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	9

Item 4. Controls and Procedures	9

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	10

Item 1A. Risk Factors	10

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3. Defaults Upon Senior Securities	10

Item 4. (Removed and Reserved)	10

Item 5. Other Information	10

Item 6. Exhibits	10

Signatures	11

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Resource Holdings, Inc.
(An Exploration Stage Company)
BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Restated)
ASSETS
Current Assets
Cash	$21,101	$0
Other Assets
Deferred Offering Costs	-	23,775
Total Assets	$21,101	$23,775
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Trade accounts payable	189,074	106,694
Contract payable to stockholder - trade	-	250,000
Accrued liabilities payable to an officer	22,500	-
Accrued Interest	13,956	-
Notes payable to stockholders	$450,000	-
Total Current Liabilities	675,530	356,694
Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized;
23,506,254 and 22,000,004 shares issued and outstanding	23,506	22,000
Additional paid-in-capital	547,152	41,132
Deficit accumulated during the development stage	(1,225,087)
(396,051)
Total Stockholders' Equity (Deficit)	(654,429)	(332,919)
Total Liabilities and Stockholders' Equity (Deficit)	$21,101	$23,775

The accompanying notes are an integral part of these condensed financial statements.

Resource Holdings, Inc.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 and 2009
AND THE PERIOD FROM THE DATE OF BANKRUPTCY SETTLEMENT TO JUNE 30, 2010
(UNAUDITED)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2010	2009	2010	2009	Period from August 1, 2007 (date of bankruptcy settlement) through June 30, 2010
Revenues	$-	$-	$-	$-	$-

Expenses:
Reorganization Costs	-	-	-	-	3,581
Professional Fees	37,960	3,400	100,682	8,528	479,489
General and Administrative expenses	95,250	760	264,398	1,937	269,062

Total Operating Expenses	133,210	4,160	365,080	10,465	752,132

Operating Loss	(133,210)	(4,160)	(365,080)	(10,465)	(752,132)
Other Income (Expense)
Interest Expense	(111,078)	-	(463,955)	-	(463,955)
Impairment Of Goodwill From Acquisition of Trans Global Operations, Inc.	-	-	-	-	(9,000)
Total Other Income (Expense)	(111,078)	-	(463,955)	-	(472,955)
Loss before Provision for Income Taxes	(244,288)	(4,160)	(829,036)	(10,465)	(1,225,087)
Provision for Income Taxes	-	-	-	-	-
Net Loss	$(244,288)	$(4,160)	$(829,036)	$(10,465)	$(1,225,087)

Basic And Diluted Net Loss Per Share:	$(0.01)	$(0.01)	$(0.04)	$(0.02)
Basic And Diluted Weighted Average Common Shares Outstanding	22,600,177	500,004	22,600,177	500,004

The accompanying notes are an integral part of these condensed  financial statements.

Resource Holdings, Inc.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
AND THE PERIOD FROM THE DATE OF BANKRUPTCY SETTLEMENT TO JUNE 30, 2010
 (UNAUDITED)

Cash Flows from Operating Activities:	For the Six Months Ended June 31, 2010 2009		Period from August 1, 2007 (date of bankruptcy settlement) through June 31, 2010
Net Loss	$(829,036)	$(10,465)	$(1,225,087)
Adjustments to reconcile Net Loss to Net Cash used in Operating Activities:
Changes in Operating Assets and Liabilities:
Impairment of goodwill from acquisition of Trans Global Operations, Inc.	-	-	9,000
Expenses from issuance of common stock	531,301	-	531,301
Contract payable to stockholder	(250,000)	-	-
Trade in accounts payable	82,380	-	189,074
Accrued Interest	13,956	-	13,956

Accrued liability payable to an officer	22,500	-	22,500
Net Cash (Used) by Operating Activities	(428,899)	(10,465)	(459,256)
Cash Flows from Investing Activities:	-	-	-
Cash Flows from Financing Activities:

Notes payable to stockholders	450,000	-	450,000
Cash funded from bankruptcy trust	-	-	1,000
Cash repaid to former stockholder	-	-	(20,000)
Cash advanced by former stockholder	-	10,465	29,357
Proceeds from sale of common stock	-	-	20,000

Net Cash Provided by Financing Activities:	450,000	10,465	480,357
Net Increase in Cash	21,101	-	21,101

Cash, Beginning of Period	-	-	-
Cash, End of Period	$21,101	$-	$21,101

Non – Cash Items:

     None
The accompanying notes are an integral part of these condensed financial statements.

Resource Holdings, Inc.
(An Exploration Stage Company)
Notes to Unaudited Financial Statements
June 30, 2010

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

On April 16, 2010, the board of directors of the Company (the “Board of Directors”) adopted resolutions unanimously approving an amendment to the Company’s articles of incorporation changing the Company’s corporate name to Resource Holdings, Inc. from SMSA El Paso II Acquisition Corp. and the adoption of the Company’s 2010 Equity Incentive Plan.  The actions taken by the Board of Directors with respect to the name change and the approval of the adoption of the 2010 Equity Incentive Plan were adopted and approved on April 16, 2010 by the written consent of the holders of a majority of the shares of the Company’s common stock then outstanding.

On June 11, 2010,  the Company’s name was changed to Resource Holdings, Inc.

Basis of Presentation – The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited condensed financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended December 31, 2009, included in the Company’s annual report on Form 10-K, especially the information included in Note 1 to those financial statements, “Summary of Significant Accounting Policies.”  In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s financial position as of June 30, 2010, and its results of operations and cash flows for the six months ended June 30, 2010 and 2009.  The results of operations for the three and six months ended June 30, 2010, may not be indicative of the results that may be expected for the year ending December 31, 2010.

Business Condition – The Company’s working capital is $(654,429) as of June 30, 2010. The Company has issued a private placement memorandum to obtain investors.  During April 2010 the Company sold an aggregate of $100,000 of 10% promissory notes and issued 312,500 shares of common stock, based on $0.32 per share.  The stock issuance was accounted for as $100,000 of interest expense.  A cash fee of $3,750 was paid as a commission as part of this capital raising transaction. The proceeds of the financing will be used to help the Company maintain operations and to fund the acquisitions of equipment and drilling rigs located in South America.

Basic and Diluted Loss Per Share – Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares which include stock options and stock warrants except during loss periods when those potentially issuable common shares would decrease loss per share.  At June 30, 2010, the Company had no potentially issuable common shares outstanding.

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

NOTE 2 – COMMITMENTS AND CONTINGENCIES

None

NOTE 3 – SUBSEQUENT EVENTS

The Company has issued a private placement memorandum to obtain investors.  On July 30, 2010 the Company issued 156,250 shares of restricted, unregistered common stock in connection with the issuance of a 10% promissory note in the principal amount of $50,000.  On August 4, 2010 the Company issued 156,250 shares of restricted, unregistered common stock in connection with the issuance of a 10% promissory note in the amount of $50,000. The stock issuances were accounted for as $100,000 of interest expense.

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

Resource Holdings, Inc.
(An Exploration Stage Company)
BALANCE SHEET
DECEMBER 31, 2009
	Restated December 31, 2009	Original December 31, 2009	Effect of Changes

Assets
Current Assets
Cash	$-	-	$-
Other Assets
Deferred Offering Costs	23,775	-	23,775	(1)
Net Loss	$23,775	$-	$23,775

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Trade accounts payable	$106,694	-	106,694	(1)
Contract payable to stockholder - trade	250,000	250,000	-
Total Liabilities	356,694	250,000	106,694

Stockholders’ Equity (Deficit)
Preferred stock - $0.001 par value, 10,000,000 shares authorized. None issued and outstanding
Common stock - $0.001 par value, 100,000,000 shares authorized
22,000,004 shares issued and outstanding	22,000	22,000	-
Additional paid-in capital	41,132	41,132	-
Deficit accumulated during the development stage	(396,051)	(313,132)	(82,919)	(1)
Total Stockholders’ Equity (Deficit)	(332,919)	(250,000)	(82,919)
Total Liabilities and Stockholders’ Equity (Deficit)	$23,775	$-	$23,775

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

In April, 2010 the Company issued 312,500 shares of restricted, unregistered common stock, based on a price of $0.32 per share, in connection with the issuance of 10% promissory notes for an aggregate principal amount of $100,000. The stock issuances were accounted for as an aggregate of $100,000 of interest expense.  The proceeds from such sales have been used to maintain operations and to commence investigating acquisitions of equipment and drilling rigs in South America in anticipation of entering into the oil and natural gas drilling industry.

Despite the Company’s efforts in seeking opportunities in this industry, the Company does not yet have definitive agreements in place, and there can be no assurance that its efforts to enter this industry will ultimately prove successful.

Results of Operations

Sales for the three and six months ended June 30, 2010 and 2009 were respectively, $0 and $0.  The Company currently has no source of revenue. It is looking for opportunities to create revenue, and has several options it is pursuing as potential acquisitions or joint ventures.

Professional fees for the three months ended June 30, 2010 and 2009 were respectively, $37,960 and $3,400.  Professional fees for the six months ended June 30, 2010 and 2009 were respectively, $100,682 and $8,528.  These costs are made up of audit, legal fees, and tax fees.

Interest expense for the three months ended June 30, 2010 and 2009 was respectively, $111,078 and $0.  Interest expense for the six months ended June 30, 2010 and 2009 was respectively, $463,955 and $0.  These costs are due to the funding of financing debt and equity to operate the Company.

General and administrative expenses for the three months ended June 30, 2010 and 2009 were, respectively, $95,250 and $760.  General and administrative expenses for the six months ended June 30, 2010 and 2009 were, respectively, $264,398 and $1,937.  These costs are made up of bank fees, consulting fees and travel expenses looking for acquisitions.

Liquidity and Capital Resources

The Company has financed its operations to date primarily through private placements of equity and debt securities and current sales.  From March through August 2010 the Company issued 1,718,750 shares of restricted, unregistered common stock, based on a price of $0.32 per share, to various investors in connection with the issuance of several 10% promissory notes for an aggregate principal amount of $550,000.  The stock issuances were accounted for as an aggregate of $550,000 of interest expense..  This inflow of cash is expected to be used by the Company primarily to locate and research potential joint venture partners and establish potential joint ventures in South America.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, Rules 13a-14(c) and 15-d-14(c)) as of June 30, 2010.  Based  upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the evaluation date, the Company’s disclosure controls and procedures were for gathering, analyzing and disclosing the information that it is required to disclose in reports filed under the Securities Exchange Act of 1934, as amended.

(b)           Changes in Internal Controls.  There were no significant changes in the Company’s internal controls over financial reporting during the fiscal quarter ended June 30, 2010, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the evaluation date.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

      None

Item 1A.  Risk Factors

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On July 30, 2010, the Company issued 156,250 shares of restricted, unregistered common stock to an investor in a private placement in connection with the issuance of a 10% promissory note in the principal amount of $50,000.

On August 4, 2010, the Company issued an additional 156,250 shares of restricted, unregistered common stock to an investor in a private placement in connection with the issuance of a 10% promissory note in the principal amount of $50,000.

These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  (Removed and Reserved)

None

Item 5.  Other Information

None

Item 6.  Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Resource Holdings, Inc.

August 23, 2010	By:	/s/ Michael B. Campbell
Michael B. Campbell, Chief Executive Officer (Principal Executive Officer)
August 23, 2010	By:	/s/ Jeff A. Hanks
Jeff A. Hanks, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).*
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).*
*Filed herewith.