Form 10-K/A
period 2009-12-31
RESOURCE HOLDINGS, INC.
filed 2010-09-08
CIK 1439746

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K/A
(Amendment No. 1)

(Mark one)
☒ Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

☐ Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 000-53334

Resource Holdings, Inc.
( f/k/a SMSA El Paso II Acquisition Corp.)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒ Yes ☐ No

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A to Resource Holdings, Inc’s (formerly SMSA El Paso II Acquisition Corp.) annual report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on April 12, 2010 (the “initial filing”), is to amend the initial filing to restate the financial statements for the year ended December 31, 2009 to reflect the fact that certain expenses originally reported in the first quarter of 2010 should have been reported in 2009.

This Form 10-K/A speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the initial filing.

ii

Resource Holdings, Inc.
( f/k/a SMSA El Paso II Acquisition Corp.)
Form 10-K for the year ended December 31, 2009

Index to Contents

		Page Number

Part II
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2

Item 8	Financial Statements and Supplementary Data	F-1

Part IV
Item 15	Exhibits and Financial Statement Schedules	3

Signatures		3

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The Company had no revenue for either of the years ended December 31, 2009 or 2008.

General and administrative expenses for the years ended December 31, 2009 and 2008 were approximately $375,074 and $11,977, respectively.  These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.  Of the increase in general and administrative expenses in 2009, $250,000 was attributed to advisory fees paid to Halter Financial Group, L.P. pursuant to a one year advisory agreement.  Legal and accounting fees incurred by the Company in connection with the acquisition of a controlling interest in the Company by Michael Campbell and the related filings with the Securities and Exchange Commission accounted for the balance of the increase.

It is anticipated that future general and administrative expenditures in 2010 will range from approximately $350,000 to $450,000 due to increased periodic reporting requirements, the continued development of the Company’s business plan and the costs associated with entering into joint venture arrangements. Upon entering into joint venture arrangements and thereby securing drilling contracts, it is anticipated that the Company’s expenses will increase significantly.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Exchange Act unless and until such time that the Company begins meaningful operations.

During the year ended December 31, 2009 the Company recorded an impairment loss of $9,000.

Liquidity and Capital Resources

The Company has financed its operations to date primarily through private placements of equity securities.   During March 2010, the Company issued 1,093,750 shares of common stock to various investors in connection with promissory notes in the amount of $350,000.  This inflow of cash is expected to be used by the Company primarily to locate and research potential joint venture partners and establish potential joint ventures in South America.

Item 8.	Financial Statements and Supplementary Data.

Resource Holdings, Inc.
( f/k/a SMSA El Paso II Acquisition Corp.)
(a development stage company)

Contents

Page

Report of Registered Independent Certified Public Accounting Firms	F-2

Financial Statements

Balance Sheets as of December 31, 2009 and 2008	F-4

Statement of Operations and Comprehensive Loss for years ended December 31, 2009 and 2008 and for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2009 (reorganized company)
F-5

Statement of Changes in Stockholders' Equity for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2009 (reorganized company)	F-6

Statement of Cash Flows for years ended December 31, 2009 and 2008 and for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2009 (reorganized company)	F-7

Notes to Financial Statements	F-8

LETTERHEAD OF S. W. HATFIELD, CPA

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Resource Holdings, Inc.
    (formerly SMSA El Paso II Acquisition Corp.)

We have audited the accompanying balance sheet of Resource Holdings, Inc. (formerly SMSA El Paso II Acquisition Corp.) (a Nevada corporation and a development stage company) as of December 31, 2008 and the related statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for the year then ended.  These financial statements are the sole responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Resource Holdings, Inc. (formerly SMSA El Paso II Acquisition Corp.) (a development stage company) as of December 31, 2008 and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles generally accepted in the United States of America.

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

/s/ S. W. Hatfield, CPA
S. W. HATFIELD, CPA
Dallas, Texas
February 24, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors
Resource Holdings, Inc.

We have audited the accompanying balance sheet of Resource Holdings, Inc.  ( a Nevada development  stage  company) as of December 31, 2009, and the related  statements of operations and comprehensive loss,  changes in  stockholders’ deficit, and cash flows for the  year ended December 31, 2009.   These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Resource Holdings, Inc.  as of December 31, 2009, and the results of its operations, and its cash flows for the year ended December  31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note D to the financial statements, the Company has cash flow constraints, an accumulated deficit, and has suffered recurring losses from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note D. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note L, the Company discovered a material error in its presentation of its 2009 financial statements.  However, the Company has restated the 2009 financial statements to reflect the correction of this error.

/s/Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Certified Public Accountants
Salt Lake City, Utah
September 3, 2010

Resource Holdings, Inc.
( f/k/a SMSA El Paso II Acquisition Corp.)
(a development stage company)
Balance Sheets
December 31, 2009 and 2008

	Restated
	December 31,	December 31,
	2009	2008
ASSETS
Current Assets
Cash on hand and in bank	$-	$-

Other Assets
Deferred Offering Costs	23,775	-

Total Assets	$23,775	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Trade accounts payable	$106,694	$-
Contract payable to stockholder - trade	250,000	-
Working capital advances from stockholder	-	10,977

Total Liabilities	356,694	10,977

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
100,000,000 shares authorized.
22,000,004 and 500,004 shares issued and outstanding	22,000	500
Additional paid-in capital	41,132	500
Deficit accumulated during the development stage	(396,051)	(11,977)

Total Stockholders' Equity (Deficit)	(332,919)	(10,977)

Total Liabilities and Stockholders’ Equity (Deficit)	$23,775	$-

Resource Holdings, Inc.
( f/k/a SMSA El Paso II Acquisition Corp.)
(a development stage company)
Statements of Operations and Comprehensive Income (Loss)
Years ended December 31, 2009 and 2008 and
Period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2009

			(Unaudited)
			Period from
			August 1, 2007
			(date of
			bankruptcy
	(Restated)		settlement)
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2009	2008	2009

Revenues	$-	$-	$-

Operating expenses
Reorganization costs	-	3,581	3,581
Professional fees	371,124	7,683	378,807
Other general and administrative costs	3,950	713	4,663

Total operating expenses	375,074	11,977	387,051

Loss from operations	(375,074)	(11,977)	(387,051)

Other income (loss)
Impairment of goodwill from acquisition of Trans Global Operations. Inc.	(9,000)	-	(9,000)

Loss before provision for income taxes	(384,074)	(11,977)	(396,051)

Provision for income taxes	-	-	-

Net Income (Loss)	(384,074)	(11,977)	(396,051)

Other comprehensive income	-	-	-

Comprehensive Income (Loss)	$(384,074)	$(11,977)	$(396,051)

Loss per weighted-average share of common stock outstanding, computed on net loss - basic and fully diluted	$(0.08)	$(0.02)
Weighted-average number of shares of common stock outstanding - basic and fully diluted	4,918,037	500,004

Resource Holdings, Inc.
( f/k/a SMSA El Paso II Acquisition Corp.)
(a development stage company)
Statement of Changes in Stockholders’ Equity (Deficit)
Period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2009

				Deficit
				accumulated
			Additional	during the
	Common Stock		paid-in	development
	Shares	Amount	capital	stage	Total
Stock issued pursuant to plan of reorganization at bankruptcy settlement date on August 1, 2007	500,004	$500	$500	$-	$1,000

Net loss for the period from August 1, 2007 (date of bankruptcy settlement) to December 31, 2007	-	-	-	-	-

Balances at December 31, 2007 (Unaudited)	500,004	500	500	-	1,000

Net loss for the year	-	-	-	(11,977)	(11,977)

Balances at December 31, 2008	500,004	500	500	(11,977)	(10,977)

Stock issued in Share Exchange Agreement with Trans Global Operations, Inc. on August 10, 2009	4,500,000	4,500	4,500	-	9,000

Sale of common stock pursuant to Securities Purchase Agreement on November 5, 2009	20,000,000	20,000	-	-	20,000

Surrender of common stock by former controlling stockholder on November 5, 2009	(3,000,000)	(3,000)	(3,000)	-	(6,000)

Working capital loans forgiven by stockholder on November 5, 2009	-	-	39,132	-	39,132

Net loss for the year	-	-	-	(384,074)	(384,074)

Balances at December 31, 2009	22,000,004	$22,000	$41,132	$(396,051)	$(332,919)

Resource Holdings, Inc.
( f/k/a SMSA El Paso II Acquisition Corp.)
(a development stage company)
Statement of Cash Flows
Years ended December 31, 2009 and 2008 and
Period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2009
			(Unaudited)
			Period from
			August 1, 2007
			(date of
			bankruptcy
	(Restated)		settlement)
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2009	2008	2009
Cash Flows from Operating Activities
Net income (loss) for the period	$(384,074)	$(11,977)	$(396,051)
Adjustments to reconcile net loss to net cash used by operating activities:
Impairment of goodwill from acquisition of Trans Global Operations, Inc.	9,000	-	9,000
Increase in contract payable to stockholder	250,000	-	250,000
Change in trade accounts payable	82,919	-	82,919

Net cash used in operating activities	(42,155)	(11,977)	(54,132)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Sale of common stock	20,000	-	20,000
Cash funded from bankruptcy trust	-	1,000	1,000
Cash advanced for working capital by former controlling stockholder	42,155	10,977	53,132
Cash repaid to former controlling stockholder	(20,000)	-	(20,000)

Net cash provided by financing activities	42,155	11,977	54,132

Net Increase in Cash	-	-	-
Cash at beginning of period	-	-	-
Cash at end of period	$-	$-	$-

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Working capital loans forgiven by stockholder as contributed capital	$39,132	$-	$39,132

Surrender of common stock	(6,000)	-	(6,000)
Stock issued in share exchange agreement	9,000	-	9,000

Deferred Offering Costs in accounts payable	$23,775	$-	$23,775

Resource Holdings, Inc.
( f/k/a SMSA El Paso II Acquisition Corp.)
(a development stage company)
Notes to Financial Statements
December 31, 2009 and 2008

Note A - Background and Description of Business

SMSA El Paso II Acquisition Corp. (Company) was organized on May 21, 2008 as a Nevada corporation to affect the bankruptcy court’s ordered reincorporation of Senior Management Services of El Paso Coronado, Inc. (Predecessor Company), a Texas corporation, mandated by the plan of reorganization discussed below.  On June 11, 2010 the name was changed to Resource Holdings, Inc.

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

Resource Holdings, Inc.
( f/k/a SMSA El Paso II Acquisition Corp.)
(a development stage company)
Notes to Financial Statements
December 31, 2009 and 2008

Note B - Reorganization Under Chapter 11 of the U. S. Bankruptcy Code

On January 17, 2007, Senior Management Services of El Paso Coronado, Inc. and its affiliated companies (collectively “SMS Companies” or “Debtors”) filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code.  During the three years prior to filing the reorganization petition, SMS Companies operated a chain of skilled nursing homes in Texas, which prior to the bankruptcy proceedings consisted of a total of 14 separate nursing facilities, ranging in size from approximately 114 beds to 325 beds.  In the aggregate, SMS Companies provided care to approximately 1,600 resident patients and employed over 1,400 employees.  A significant portion of the SMS Companies’ cash flow was provided by patients covered by Medicare and Medicaid.  The SMS Companies’ facilities provided round-the-clock care for the health, well-being, safety and medical needs of its patients.  The administrative and operational oversight of the nursing facilities was provided by an affiliated management company located in Arlington, Texas.  In 2005, SMS Companies obtained a secured credit facility from a financial institution.  The credit facility eventually was comprised of an $8.3 million term loan and a revolving loan of up to $15 million which was utilized for working capital and to finance the purchase of the real  property on which two of its nursing care facilities operated.

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

Resource Holdings, Inc.
( f/k/a SMSA El Paso II Acquisition Corp.)
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

Resource Holdings, Inc.
( f/k/a SMSA El Paso II Acquisition Corp.)
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

Resource Holdings, Inc.
( f/k/a SMSA El Paso II Acquisition Corp.)
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

Resource Holdings, Inc.
( f/k/a SMSA El Paso II Acquisition Corp.)
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

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.  Further, the Company faces considerable risk in its business plan and a potential shortfall of funding due to the Company’s inability to raise capital in the equity securities market.  If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and additional funds loaned by management and/or significant stockholders.

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

Resource Holdings, Inc.
( f/k/a SMSA El Paso II Acquisition Corp.)
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

The Company has adopted the provisions required by the Start-Up Activities topic of the FASB Accounting Standards Codification whereby all costs incurred with the incorporation and reorganization, post-bankruptcy, of the Company were charged to operations as incurred.

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

Resource Holdings, Inc.
( f/k/a SMSA El Paso II Acquisition Corp.)
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

Resource Holdings, Inc.
( f/k/a SMSA El Paso II Acquisition Corp.)
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

Resource Holdings, Inc.
( f/k/a SMSA El Paso II Acquisition Corp.)
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

As of December 31, 2009, after the November 5, 2009 change in control transaction, the Company has a net operating loss carryforward of approximately $363,000 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

Resource Holdings, Inc.
( f/k/a SMSA El Paso II Acquisition Corp.)
(a development stage company)
Notes to Financial Statements
December 31, 2009 and 2008

Note I - Income Taxes - Continued

The Company's income tax expense (benefit) for each of the years ended December 31, 2009 and 2008 and the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2009, respectively, varied from the statutory rate of 34% as follows:

			Period from
			August 1, 2007
			(date of
			bankruptcy
			settlement)
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2009	2008	2009

Statutory rate applied to income before income taxes	$(130,600)	$(4,000)	$(134,600)
Increase (decrease) in income
taxes resulting from:
State income taxes	-	-	-
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	130,600	4,000	134,600

Income tax expense	$-	$-	$-

The Company’s only temporary difference as of December 31, 2009 and 2008, respectively, relates to the Company’s net operating loss pursuant to the applicable Federal Tax Law.  As of December 31, 2009 and 2008, respectively, the deferred tax asset is as follows:

	December 31,	December 31,
	2009	2008
Deferred tax assets
Net operating loss carryforwards	$123,000	$4,000
Less valuation allowance	(123,000)	(4,000)

Net Deferred Tax Asset	$-	$-

During the year ended December 31, 2009 and the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2008, respectively, the valuation allowance against the deferred tax asset increased by approximately $119,000 and $4,000.

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

Resource Holdings, Inc.
( f/k/a SMSA El Paso II Acquisition Corp.)
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

Resource Holdings, Inc.
( f/k/a SMSA El Paso II Acquisition Corp.)
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

Sale of Common Stock

On March 2, 2010, the Company issued, via a private placement with various investors, an aggregate 1,093,750 shares of the Company’s common stock as interest expense in connection with the issuance of promissory notes in the amount of $350,000.

During April 2010 the Company sold an aggregate of $100,000 of 10% promissory notes and issued 312,500 shares of common stock, based on $0.32 per share.  The transaction was accounted for as interest expense of $100,000.

The Company has issued a private placement memorandum to obtain investors.  On July 28, 2010 the Company issued 312,500 shares of restricted, unregistered common stock in connection with the issuance of a 10% promissory note in the amount of $100,000. The transaction was accounted for as interest expense of $100,000.

Management has evaluated all activity of the Company through September 2, 2010 (the date the financial statements were issued) and concluded that no other subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements other than as disclosed above.

Note L – Restatement of December 2009 Financial Statements

Subsequent to the issuance of the 2009 financial statements, management determined the certain expenses reported in the first quarter of 2010 should have been recorded in 2009.  The financial statements have been revised to accurately record the dates of the expenses.  Accordingly, the balance sheet, statement of operations, statement of change in stockholders’ deficit, and statement of cash flows for the year ended December 31, 2009 have been revised as follows:

Resource Holdings, Inc.
( f/k/a SMSA El Paso II Acquisition Corp.)
(a development stage company)
Notes to Financial Statements
December 31, 2009 and 2008

	Restated December 31, 2009	Original December 31, 2009	Effect of Changes

Assets
Current Assets
Cash	$-	-	$-
Other Assets
Deferred Offering Costs	23,775	-	23,775	(1)
Net Loss	$23,775	$-	$23,775

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Trade accounts payable	$106,694	-	106,694	(1)
Contract payable to stockholder - trade	250,000	250,000	-
Total Liabilities	356,694	250,000	106,694

Stockholders’ Equity (Deficit)
Preferred stock - $0.001 par value, 10,000,000 shares authorized. None issued and outstanding
Common stock - $0.001 par value, 100,000,000 shares authorized 22,000,004 shares issued and outstanding	22,000	22,000	-
Additional paid-in capital	41,132	41,132	-
Deficit accumulated during the development stage	(396,051)	(313,132)	(82,919)	(1)
Total Stockholders’ Equity (Deficit)	(332,919)	(250,000)	(82,919)
Total Liabilities and Stockholders’ Equity (Deficit)	$(23,775)	$-	$23,775

Note (1)

This change is a result of properly recording an invoice in 2009 that was not previously recorded.  The total invoice was for $106,694 of which $82,919 was expensed and the remaining $23,775 was due to funding activities which funding was received in 2010, thus this amount was recorded as Other Asset.

Resource Holdings, Inc.
( f/k/a SMSA El Paso II Acquisition Corp.)
(a development stage company)
Notes to Financial Statements
December 31, 2009 and 2008

	Restated December 31, 2009	Original December 31, 2009	Effect of Change

Revenues	$-	$-	$-
Expenses
Reorganization Costs	-	-	-
Professional Fees	371,124	288,205	(82,919)	(1)
Other general and administrative costs	3,950	3,950	-
Total Operating Expenses	375,074	292,155	(82,919)	(1)
Loss from operations	(375,074)	(292,155)	(82,919)	(1)
Other Income (Expense)
Impairment of goodwill from acquisition of Trans Global Operations, Inc.	(9,000)	(9,000)	-
Total Other Income (Expense)	(384,074)	(301,155)	(82,919)	(1)
Loss before Provision for Income Taxes	(384,074)	(301,155)	(82,919)	(1)
Provision for Income Taxes	-	-	-
Net Loss	$(384,074)	$(301,155)	$(82,919)	(1)

Basic and Diluted Net Loss per share:	$(0.08)	$(0.06)
Basic and Diluted Weighted Average Common Shares Outstanding	4,918,037	4,918,037

Note (1)

This change is a result of properly recording an invoice in 2009 that was not previously recorded.  The total invoice was for $106,694 of which $82,919 was expensed and the remaining $23,775 was due to funding activities which funding was received in 2010, thus this amount was recorded as Other Asset.

Resource Holdings, Inc.
( f/k/a SMSA El Paso II Acquisition Corp.)
(a development stage company)
Notes to Financial Statements
December 31, 2009 and 2008

STATEMENTS OF CASH FLOWS

	December 31,		Effect of
	2009	2009	Change
	(Restated)	(Original)

Cash Flows from Operating Activities:
Net Loss	$(384,074)	$(301,155)	$(82,919)	(1)
Adjustments to reconcile Net Loss to Net Cash used in Operating Activities:

Changes in Operating Assets and Liabilities:
Impairment of goodwill from acquisition of Trans Global Operations, Inc.	9,000	9,000	-
Contract payable to stockholder	250,000	250,000	-	(1)
				(1)
Trade change in accounts payable	82,919	-	82,919
Net Cash (Used) by Operating Activities	(42,155)	(42,155)	-
Cash Flows from Investing Activities:	-	-	-
Cash Flows from Financing Activities:

Cash repaid to former stockholder	(20,000)	(20,000)	-
Cash advanced by former stockholder	42,155	42,155	-
Proceeds from sale of common stock	20,000	20,000	-

Net Cash Provided by Financing Activities:	42,155	42,155	-
Net Increase in Cash	-	-	-

Cash, Beginning of Period	-	-	-
Cash, End of Period	$-	$-	$-

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Working capital loans forgiven by stockholder as contributed capital	$39,132	$-	$39,132

Deferred Offering Costs in accounts payable	$23,775	$-	$23,775

Note (1)
This change is a result of properly recording an invoice in 2009 that was not previously recorded.  The total invoice was for $106,694 of which $82,919 was expensed and the remaining $23,775 was due to funding activities which funding was received in 2010, thus this amount was recorded as Other Asset.

PART IV

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

Resource Holdings, Inc.

September 8, 2010	By:	/s/ MICHAEL B. CAMPBELL
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

2.2	Order Confirming First Amended, Modified Chapter 11 Plan Proposed by Debtors, Case No. 07-30230, signed August 1, 2007. (1)

2.3	Notice of Entry of Confirmation Order dated August 10, 2007. (1)

2.4	Share Exchange Agreement among the Company., TransGlobal Operations Inc. ( “TGO”) and all of the shareholders of TGO, dated August 10, 2009.(2)

3.1	Agreement and Plan of Merger by and between Senior Management Services of El Paso Coronado, Inc. and the Company, dated May 22, 2008. (1)

3.2	Articles of Merger as filed with the Secretary of State of the State of Nevada on June 3, 2008. (1)

3.3	Articles of Merger as filed with the Secretary of State of the State of Texas on June 5, 2008. (1)

3.4	Articles of Incorporation of the Company (1)

3.5	Bylaws of the Company (1)

4.1	Form of common stock certificate. (1)

10.1	Securities Purchase Agreement by and between the Company and Michael Campbell, dated as of November 5, 2009 (3)

10.2	Contribution Agreement, dated November 5, 2009, among the Company , Gerard Pascale and Michael Campbell. (3)

10.3	Advisory Agreement, dated November 5, 2009, between the Company and Halter Financial Group, L.P. (3)

10.4	Escrow Agreement, dated November 5, 2009, among the Company , Michael Campbell, Halter Financial Group, L.P. and Securities Transfer Corporation. (3)

10.5	Amendment No. 1 to Advisory Agreement, dated December 15, 2009, between the Company and Halter Financial Group, L.P. (4)

10.6	Amendment No. 1 to Escrow Agreement, dated December 15, 2009, among the Company , Michael Campbell, Halter Financial Group, L.P. and Securities Transfer Corporation. (4)

10.7	Amendment No. 2 to Advisory Agreement, dated as of January 31, 2010, between the Company and Halter Financial Group, L.P. (5)

10.8	Amendment No. 2 to Escrow Agreement, dated as of January 31, 2010, among the Company, Michael Campbell, Halter Financial Group, L.P. and Securities Transfer Corporation. (5)

10.9	Consulting Agreement between the Company and Michael B. Campbell, dated March 1, 2010. (6)

10.10	Consulting Agreement between the Company and Jeff A. Hanks, dated April 8, 2010. (6)

31.1	Certification of Michael B. Campbell pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Jeff A. Hanks pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company's Registration Statement on Form 10 which was filed with the Commission on February 11, 2009, and which is incorporated herein by reference.
(2)	Previously filed as exhibit 2.1 to the Company's Current Report on Form 8-K which was filed with the Commission on August 11, 2009, and which is incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company's Current Report on Form 8-K which was filed with the Commission on November 10, 2009, and which is incorporated herein by reference.
(4)	Previously filed as an exhibit to the Company's Current Report on Form 8-K which was filed with the Commission on December 21, 2009, and which is incorporated herein by reference.
(5)	Previously filed as an exhibit to the Company's Current Report on Form 8-K which was filed with the Commission on February 3, 2010, and which is incorporated herein by reference.
(6)	Previously filed as an exhibit to the Company's Annual Report on Form 10-K which was filed with the Commission on April 12, 2010, and which is incorporated herein by reference.