Form 10-Q
period 2010-09-30
RESOURCE HOLDINGS, INC.
filed 2010-11-18
CIK 1439746

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

There were 24,170,317 shares of common stock, $0.001 par value, issued and outstanding as of November 18, 2010.

Resource Holdings, Inc.
FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2010

TABLE OF CONTENTS

Page

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009	3

Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009 and from the date of bankruptcy settlement to September 30, 2010 (Unaudited)	4

Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 and from the date of bankruptcy settlement to September 30, 2010 (Unaudited)	5

Notes to Financial Statements (Unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	9

Item 4. Controls and Procedures	9

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 6. Exhibits	10

Signatures	11

PART I -   FINANCIAL INFORMATION

Item 1. Financial Statements
Resource Holdings, Inc.
(An Exploration Stage Company)
BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Restated)
ASSETS
Current Assets
Cash	$92,101	$0

Other Assets
Deferred Offering Costs	-	23,775

Total Assets	$92,101	$23,775

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Trade accounts payable	253,318	106,694
Contract payable to stockholder - trade	-	250,000
Accrued liabilities payable to an officer	42,500	-
Accrued Interest	27,582	-
Notes payable to stockholders	$662,500	-

Total Current Liabilities	985,900	356,694

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized; 24,170,317 and 22,000,004 shares issued and outstanding	24,170	22,000
Additional paid-in-capital	759,238	41,132
Deficit accumulated during the development stage	(1,677,207)	(396,051)

Total Stockholders' Equity (Deficit)	(893,799)	(332,919)

Total Liabilities and Stockholders' Equity (Deficit)	$92,101	$23,775

The accompanying notes are an integral part of these condensed financial statements.

Resource Holdings, Inc.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 and 2009
and the period from date of bankruptcy settlement to September 30, 2010
(UNAUDITED)

	For the Three Months Ended September 30		For the Nine Months Ended September 30		Period from August 1, 2007 (date of bankruptcy settlement) through September 30,
	2010	2009	2010	2009	2010
Revenues	$-	$-	$-	$-	$-

Expenses:
Reorganization Costs	-	-	-	-	3,581
Professional Fees	79,440	1,319	180,122	9,846	558,929
General and Administrative expenses	146,554	1,292	410,952	3,229	415,615

Total Expenses	225,994	2,611	591,074	13,075	978,125

Operating Loss	(225,994)	(2,611)	(591,074)	(13,075)	(978,125)
Other Income (Expense)
Interest Expense	(226,127)	-	(690,082)	-	(690,082)
Impairment of goodwill from acquisition of Trans Global Operations	-	(9,000)	-	(9,000)	(9,000)
Total Other Income (Expense)	(226,127)	-	(690,082)	-	(699,082)
Loss before Provision for Income Taxes	(452,121)	(11,611)	(1,281,156)	(22,075)	(1,677,207)
Provision for Income Taxes	-	-	-	-	-
Net Loss	$(452,121)	$(11,611)	$(1,281,156)	$(22,075)	$(1,677,207)

NET (LOSS) PER SHARE:	$(0.02)	$(0.00)	$(0.06)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES USED in PER SHARE CALCULATION	23,810,687	5,000,004	23,008,114	5,000,004

The accompanying notes are an integral part of these condensed  financial statements.

Resource Holdings, Inc.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 and the period from date of bankruptcy settlement to September 30, 2010
(UNAUDITED)
	For the Nine Months Ended September 30,		Period from August 1, 2007 (date of bankruptcy settlement) through September
	2010	2009	30, 2010
Cash Flows from Operating Activities:
Net Loss	$(1,281,156)	$(22,075)	$(1,677,207)
Adjustments to reconcile Net Loss to Net Cash used in Operating Activities:

Changes in Operating Assets and Liabilities:

Impairment of goodwill from acquisition of Trans Global Operations, Inc.	-	9,000	9,000
Stock issued for expenses	744,301	-	744,301
Contract payable to stockholder	(250,000)	-	0
Trade in accounts payable	170,399	-	253,318
Accrued Interest	27,582	-	27,582
Accrued liability payable to an officer	42,500	-	42,500
Net Cash (Used) by Operating Activities	(546,374)	(13,075)	(600,506)

Cash Flows from Investing Activities:	-	-	-
Cash Flows from Financing Activities:
Notes payable to stockholders	662,500	-	662,500
Cash funded from bankruptcy trust	-	-	1,000
Advance repaid to former stockholder	-	-	(20,000)
Purchase and cancel treasury stock	(250)	-	(250)
Offering costs	(23,775)	-	(23,775)
Proceeds from sale of common stock	-	-	20,000
Cash advanced by former stockholder	-	13,075	53,132

Net Cash Provided by Financing Activities:	638,475	13,075	692,607
Net Increase in Cash	92,101	-	92,101

Cash, Beginning of Period	-	-	-
Cash, End of Period	$92,101	$-	$92,101
Non – Cash Items:
None

The accompanying notes are an integral part of these condensed financial statements.

Resource Holdings, Inc.
(An Exploration Stage Company)
Notes to Unaudited Financial Statements
September 30, 2010

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

On April 16, 2010 the board of directors of the Company (the “Board of Directors”) adopted resolutions unanimously approving an amendment to the Company’s articles of incorporation changing the Company’s corporate name to Resource Holdings, Inc. from SMSA El Paso II Acquisition and the adoption of the Company’s 2010 Equity Incentive Plan.  The Board of Directors recommended that these matters be submitted for a vote of the stockholders of the Company.  The actions taken by the Board of Directors with respect to the Name Change and the approval of the adoption of the Incentive Plan were adopted and approved on April 16, 2010 by the written consent of the holders of a majority of the shares of the Company’s common stock then outstanding.

Basis of Presentation – The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, these financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited condensed financial statements should be read in conjunction with the Company’s annual financial statements and the notes thereto for the year ended December 31, 2009, included in the Company’s annual report on Form 10-K, especially the information included in Note 1 to those financial statements, “Summary of Significant Accounting Policies.”  In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company’s financial position as of September 30, 2010, and its results of operations and cash flows for the nine months ended September 30, 2010 and 2009.  The results of operations for the three and nine months ended September 30, 2010, may not be indicative of the results that may be expected for the year ending December 31, 2010.

Business Condition – The Company’s working capital is $(893,799) as of September 30, 2010. The Company has issued a private placement memorandum to obtain investors.  During April 2010 the Company sold an aggregate of $100,000 of 10% promissory notes and issued 312,500 shares of common stock for $100,000 of interest expense, based on $0.32 per share.  A fee of $3,750 was paid as a commission as part of this capital raising transaction. During July 2010 the Company sold an aggregate of $100,000 of 10% promissory notes and issued 312,500 shares of common stock for $100,000 of interest expense, based on $0.32 per share.  During September 2010 the Company sold an aggregate of $112,500 of 10% promissory notes and issued 351,563 shares of common stock for $112,500 of interest expense, based on $0.32 per share.  A fee of $8,437.50 was paid as a commission as part of this capital raising transaction.  The proceeds of the financing will be used to help the Company maintain operations and to fund the acquisitions of equipment and drilling rigs located in South America.

Basic and Diluted Loss Per Share – Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares which include stock options and stock warrants except during loss periods when those potentially issuable common shares would decrease loss per share.  At September 30, 2010, the Company had no potentially issuable common shares outstanding.

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements,  ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-26 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

Recent Development and Business Plan

Since emerging from bankruptcy in August 2007 until November 5, 2009, the Company was not engaged in any operations and its primary business was to locate and consummate a merger with or an acquisition of a private entity.  For that reason, the Company was deemed to be a “shell company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934.

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

In March, 2010, the Company sold an aggregate of $350,000 of 10% promissory notes and issued 1,093,750 shares of restricted, unregistered common stock for $350,000 of interest expense, based on $0.32 per share.  In April 2010 the Company sold an aggregate of $100,000 of 10% promissory notes and issued 312,500 shares of common stock for $100,000 of interest expense, based on $0.32 per share.  In July 2010 the Company sold an aggregate of $100,000 of 10% promissory notes and issued 312,500 shares of common stock for $100,000 of interest expense, based on $0.32 per share.  In September 2010 the Company sold an aggregate of $112,500 of 10% promissory notes and issued 351,563 shares of common stock for $112,500 of interest expense, based on $0.32 per share.  The proceeds from such sales have been used to maintain operations and to commence investigating acquisitions of equipment and drilling rigs in South America in anticipation of entering into the oil and natural gas drilling industry.

Despite the Company’s efforts in seeking opportunities in this industry, the Company does not yet have definitive agreements in place, and there can be no assurance that its efforts to enter this industry will ultimately prove successful.

Results of Operations

Sales for the three and nine months ended September 30, 2010 and 2009 were respectively, $0 and $0.  The Company currently has no source of revenue. It is looking for opportunities to create revenue, and has several options it is pursuing as acquisitions or joint ventures.

Professional fees for the three months ended September 30, 2010 and 2009 were respectively, $79,440 and $1,319.  Professional fees for the nine months ended September 30, 2010 and 2009 were respectively, $180,122 and $9,846.  These costs are made up of audit, legal fees, and tax fees, which increased due to increased work for the business.

Interest expense for the three months ended September 30, 2010 and 2009 was respectively, $226,127 and $0.  Interest expense for the nine months ended September 30, 2010 and 2009 was respectively, $690,082 and $0.  These costs are due to the funding of financing debt and equity to operate the Company.

General and administrative expenses for the three months ended September 30, 2010 and 2009 were, respectively, $146,554 and $1,292.  General and administrative expenses for the nine months ended September 30, 2010 and 2009 were, respectively, $410,952 and $3,229.  These costs are made up of bank fees, consulting fees and travel expenses looking for acquisitions.

Liquidity and Capital Resources

The Company has financed its operations to date primarily through private placements of equity securities and current sales.   From March through November 2010 the Company sold an aggregate of $662,500 of 10% promissory notes and issued 2,070,313 shares of common stock to various investors for $662,500 of interest expense, at a price of $0.32 per share.  This inflow of cash is expected to be used by the Company primarily to locate and research potential joint venture partners and establish potential joint ventures in South America.

The Company’s Management anticipates that the Company will be dependent, for the near future, on additional capital to fund its operating expenses and anticipated growth and the amended and restated report of the Company’s independent registered public accounting firm for the year ended December 31, 2009 expresses doubt about the Company’s ability to continue as a going concern.  The Company will need additional funding in order to continue its business operations.  While the Company continually looks for additional financing sources, in the current economic environment, the procurement of outside funding is extremely difficult and there can be no assurance that such financing will be available, or, if available, that such financing will be at a price that will be acceptable to the Company. Failure to generate sufficient revenue or raise additional capital would have an adverse impact on the Company’s ability to achieve its longer-term business objectives, and would adversely affect the Company’s ability to continue operating as a going concern.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

(a)        Evaluation of Disclosure Controls and Procedures.  The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, Rules 13a-14(c) and 15-d-14(c)) as of September 30, 2010, have concluded that, as of the evaluation date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its subsidiaries would be made known to them by others within those entities.

(b)        Changes in Internal Controls.  There were no significant changes in the Company’s internal controls, or, to the Company’s knowledge, in other factors that could significantly affect these controls subsequent to the evaluation date.

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On July 28, 2010, the Company issued 312,500 shares of restricted, unregistered common stock to an investor in a private placement in connection with the issuance of a 10% promissory note in the principal amount of $100,000.

In September 2010, the Company, in three separate transactions, issued an aggregate of 351,563 shares of restricted, unregistered common stock to three investors in a private placement in connection with the issuance of 10% promissory notes in the principal amounts of $50,000, $50,000 and $12,500.  These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act.

Item 6.   Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Resource Holdings, Inc.

November 18, 2010	By:	/s/ Michael B. Campbell
Michael B. Campbell, Chief Executive Officer
(Principal Executive Officer)

November 18, 2010	By:	/s/ Jeff A. Hanks
Jeff A. Hanks, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).*

*Filed herewith.