Form 10-K
period 2010-12-31
RESOURCE HOLDINGS, INC.
filed 2011-04-15
CIK 1439746

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-K

(Mark one)

☑	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

☐	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number:  000-53334

Resource Holdings, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	26-2809162
(State or Other Jurisdiction	(I.R.S. Employer Identification No.)
of Incorporation or Organization)

11753 Willard Avenue
Tustin, CA. 92782

(Address of Principal Executive Offices)

(714) 832-3249
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12 (b) of the Act - None

Securities registered pursuant to Section 12(g) of the Act: - Common Stock - $0.001 par value

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes ☐    No ☑

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post files).  Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐  No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 30, 2010 was approximately $0.  The registrant had issued and outstanding 25,162,505 shares of its common stock on April 11, 2011.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☑ Yes ☐ No

Documents incorporated by reference:  None

Resource Holdings, Inc.

Form 10-K for the year ended December 31, 2010

ii

Forward-Looking Statements and Associated Risks

This annual report, including all documents incorporated herein by reference, includes certain “forward-looking statements” within the meaning of that term in Section 13 or 15(d) of the Securities Act of 1934, and Section 21E of the Exchange Act, including, among others, those statements preceded by, followed by or including the words “believes,” “expects,” “anticipates” or similar expressions.

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

In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this Annual Report will, in fact, occur.

PART I

ITEM 1.	Business.

Overview

Resource Holdings Inc. ( the “Company”), formerly known as SMSA El Paso II Acquisition Corp.,  was organized on May 21, 2008 as a Nevada corporation to effect the reincorporation of Senior Management Services of El Paso Coronado, Inc., a Texas corporation, mandated by the plan of reorganization discussed below.  The Company is a development stage company that currently plans to engage in the business of providing leases for mining equipment and working capital financing to small-to-medium sized gold mining operations in the Mato Grosso region of Brazil.

Corporate History

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

On August 10, 2009, the Company entered into a share exchange agreement  with Trans Global Operations, Inc., a Delaware corporation (“TGO”), and all of the shareholders of TGO, pursuant to which the shareholders of TGO transferred all of the issued and outstanding stock of TGO to the Company, in exchange for 4,500,000 newly-issued shares of the Company’s common stock that, in the aggregate, constituted 90% of the Company’s issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of such exchange.  Upon the consummation of the share exchange on August, 10, 2009, Richard Crimmins resigned as the Company’s sole officer and director and Gerard Pascale became the Company’s Chairman, President, Chief Financial Officer and Secretary.

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

On October 9, 2010, the Company formed a majority-owned subsidiary, Mineral Parceiros EM Mineracao LTDA (“MPM”).  MPM is a Brazilian limited partnership formed for the Company’s operations in Brazil. The Company owns 99% of MPM and the Company’s majority stockholder owns the remaining 1%.

The Company’s Business Plan

The Company is currently a development stage company without significant assets or activity.  However, the Company plans to engage in the business of providing leases for mining equipment and working capital financing to small-to-medium sized gold mining operations, initially in the Mato Grasso region of Brazil.  Subsequent to the consummation of the transactions contemplated by the Purchase Agreement, the Company abandoned its previous business plan and adopted a new business plan to acquire and employ in the marketplace oil, gas and mineral drilling rigs and well servicing equipment.  The Company previously disclosed that the board of directors of the Company has decided to change the focus of the Company’s business to include similar investments in the mining sector.  The Company has now further refined its business strategy and now intends to focus solely on leasing mining equipment and providing working capital financing to companies engaged in the gold mining industry, initially in the Mato Grasso region of Brazil.

The Company’s management has analyzed several small-to-medium sized gold mining operations in the Mato Grosso region of Brazil and has determined that the majority of such mining operations are utilizing equipment that is based on 15-20 year old technology and on average recovers less than 35% of the gold in the ore being processed.  In most cases, these mining operations are under-capitalized and have neither the technical backgrounds nor the financial capacity to expand their current operations.  Management believes there is an opportunity to lease to these mining operations modern, advanced recovery and reprocessing equipment that can increase their production by approximately 50% to 150%.  Management further believes that providing these mining companies with updated equipment and financing will enable such companies to produce gold at a more rapid pace.  In exchange for providing the leased mining equipment and working capital loans, management of the Company anticipates receiving fees and interest that will equal a percentage of between 40% and 70% of the profits generated from a mining operation’s gold production as part of its arrangement with such companies.

Proposed Initial Operating Transaction

In connection with the commencement of its new business plan, on April 4, 2011, the Company, through its Brazilian subsidiary, MPM, entered into an Equipment Lease Agreement (the “Lease Agreement”) and a Loan Agreement (the “Loan Agreement” and collectively with the Lease Agreement, the “Financing Agreements”) with Reginaldo Luiz De Almeida Ferreira-ME (the “Mine Operator”).

Pursuant to the Loan Agreement, MPM committed to lend to the Mine Operator $8,631,176, of which $352,941 of the proceeds is to be used by the Lessee for the construction of a new ore processing plant and $778, 235 is to be used for working capital.

The loan will be disbursed as follows:

•	$4,131,176 within thirty days of execution of the Loan Agreement;

•	$2,500,0000 within six months of the execution of the Loan Agreement; and

•	$2,000,000 within twelve months of the execution of the Loan Agreement.

The loan will be for a term of ten years, unless otherwise terminated in accordance with its terms.  Pursuant to the Loan Agreement, on the earlier of the date that the Mine Operator commences production of ore or 90 days after the funds are initially disbursed, the Mine Operator shall begin making monthly interest payments equal to 20% of the net income from ore production from certain specified properties.  The principal balance of the first disbursement of the loan ($4,131,176) is due at maturity.

Pursuant to the Lease Agreement, MPM agreed to lease certain specified pieces of mining equipment valued at $5,368, 824 to the Mine Operator for a term of ten years.  The lease term will be automatically extended for one year unless either of the parties provides 90 days written notice of its intention not to extend the term.  Under the Lease Agreement, the Mine Operator is obligated to make monthly lease payments equal to 30% of the net income from ore production from certain specified properties.

Pursuant to the Financing Agreements, the obligations of the Mine Operator will be secured by certain ore deposits and 50% of the net income from ore production during the term of the agreements. In addition, at the end of the second year of the term of the respective agreements, provided the Mine Operator has satisfied certain audit and financial conditions, MPM has committed to cancelling the loan and contributing the leased equipment to a new company to be formed with the Mine Operator in exchange for a 50% interest in the net income from the ore produced on the specified properties.

In addition, the Financing Agreements provide that MPM is subject to penalty payments in an amount equal to 20% of the disbursement amount, in the case of the Loan Agreement, or 20% of the prior month’s lease payment, in the case of the Lease Agreement, for failure to perform its obligations under the respective agreements.

The Company’s ability to perform its obligations under the Financing Agreement is dependent upon its ability to obtain sufficient debt or equity financing in a timely manner and in an amount sufficient to enable the Company to meet its contractual obligations.  There can be no assurances that the Company will be able to obtain such funding when needed, or that such funding, if available, will be obtainable on terms acceptable to the Company.

Gold Mining Industry Overview

There have been several trends in the gold mining and exploration industry in recent years that are favorable to our proposed business, including a historic rise in gold prices and demand and a reduction in total gold supply. The London spot market price of an ounce of gold has increased from a high of $268 in February 2001 to a high of $1,468 on April 11, 2011(www.Kitco.com).  This current price level has made it economically more feasible to produce gold, as well as making gold a more attractive investment for many.  Accordingly, the Company believes the gross margin per ounce of gold produced per the historical spot market price range above provides significant profit potential if the Company is successful in identifying and extracting gold from the proposed mines.

According to the World Gold Council, gold demand in 2010 reached a 10-year high of 3,812 tons.  Demand was up 9% year-over-year, and marginally above the previous peak of 2008 despite a 40% increase in the annual average price level between 2008 and 2010.  In value terms, total annual gold demand surged 38% to a record of $150 billion.

Total gold supply, on the other hand, including mine production, recycled gold and official sector transactions  totaled 2,993 tons during the first nine months of 2010, a 3.1% decline from the same period during 2009 (World Gold Council).

Further, gold reserves have generally been declining for a number of years for the following reasons:

•	the extended period of low gold prices from 1996 to 2001 made it economically unfeasible to explore for new deposits for most mining companies, and

•	the demand for and production of gold products have exceeded the amount of new reserves added over the last several consecutive years.

Reversing the decline in lower gold reserves is a long-term process.  Due to the extended time frame it takes to explore for, develop and bring on-line new production, the large mining companies are facing an extended period of lower gold reserves.  Accordingly, junior mining companies that are able to increase their gold reserves more quickly should directly benefit with an increased valuation.

Gold Mining in Brazil

According to an April 2010 report from the U.S. Commercial Service prepared for the Trade Winds Forum (“Trade Winds Report”), Brazil is the world’s fifth largest mineral producer and has one of the world’s largest mining equipment markets.

In 2008, the measured and indicated gold reserves in Brazil were 1,950 tons, or 4.5% of the world’s reserves.  These gold deposits are located in the Brazilian states of Minas Gerais (48%), Pará (36.9%), Goiás (6%), Mato Grosso (3.6%), Bahia (3%) and others (2.5%) (MiningTechnology.com). Brazil was also the thirteenth largest producer of gold in 2008 (MiningTechnology.com).  The total Brazilian output of gold is expected to expand from approximately 51 tons per year in 2008 to 100 tons per year of gold metal in 2013, according to the Brazilian Ministry of Energy and Mines (Trade Winds Report).  According to the Trade Winds Report, Kinross Group, a Canadian company became Brazil’s largest gold producer in 2008, when it increased its output of gold metal to 17.2 metric tons per year.  Other large gold producers in Brazil include AngloGold Ashant Ltd., Vale S.A., Yamana Gold Inc. and Jaguar Mining Inc.

The gold mining industry in Brazil is currently emerging from a phase of marked consolidation.  Gold production in the country during this period of contraction has fallen from a peak of over 100 tons in 1989 to reach an estimated 50 tons in 2010.

The explanation behind the dramatic cut in the country’s gold output is twofold.  First and foremost has been the steep decline measured within the informal sector.  Alluvial output from the so-called “garimpo” (small to medium artisanal prospectors and mining operators) areas of Brazil has declined on average by over 10% per annum for the last 14 years.  This has largely been due to

•	the decline in the real gold price;

•	urban migration as the Brazilian economy has matured;

•	tighter environmental legislation; and

•	the depletion of the highest grade and most accessible ores.

The lack of projects in the development pipeline, in part, reflects Brazil’s poor investment climate during the early 1990s.  A new constitution marking the transition to civilian rule in 1988, for example, restricted direct foreign ownership in the sector, while high corporate taxes did little to attract new investment from abroad.  An amendment to the constitution in 1995 and a reduction in corporate tax in 1996 from 43% to 15% (plus an additional 10% when applicable) were welcome changes.  Unfortunately, such changes coincided with the start of a prolonged bear market, which saw gold prices decline for seven successive years.  Consequently, global gold mining investment stalled.

While the investment climate outlined above clearly inhibited activity from new gold mine developers, established producers in the country, such as AngloGold Brazil (now AngloGold Ashanti Ltd.), Rio Tinto Brazil and CVRD (Vale S.A.), continued to develop their operations and explore new ground and in so doing, generated a handful of new large gold projects. For strategic reasons, the bulk of these prospects were offered into the market, which coupled with the improved gold price has attracted a new wave of investment into the country.

The investment hiatus in exploration and large mine development in Brazil during the 1990s coupled with the declining gold price until recently had resulted in a dramatic reduction in gold mine production in the country. This does not reflect the potential in the ground. Indeed, the favorable geology, political stability, improving economic situation and well developed mining culture make Brazil an attractive country for new mining investment.

Today in Brazil there are hundreds of potential mining operations and sites that have been left untouched and unexplored by the larger mining companies, many of which can easily be exploited on a small to medium scale using modern recovery technologies and equipment.  The Company believes these operations and sites are of little interest to the larger gold companies simply because each mining site no matter how big or small, for them, requires millions of dollars to conduct the geophysical research to determine the size of the gold deposits or reserves available.  The larger company’s minimum requirement is usually one million ounces of gold, or a 30-ton deposit, which if acquired, would then require government approvals for large-scale operations and an investment of tens to hundreds of millions of dollars to develop the mine for production. This type development on average takes 3-4 years just to start seeing results from production.

Business Strategy for Exploiting Existing Mining Operations

By providing advanced mining technology and equipment to existing small to medium size gold mining operations (those that produce 10-100 kilos per month) throughout some of the most prolific gold producing areas in Brazil, the Company believes it can assist such companies in increasing the production of existing mining operations by approximately 50 to 150%. The Company plans to provide equipment and financing for fee payments and interest on loans equal to a minimum of  40% and up to 70% of the profits generated from the increased gold produced at a site or from a mining operation.  Each mine for which the Company seeks to provide leased equipment and working capital financing will be analyzed by expert geologists and mining engineers to determine the precise equipment that is needed to extract the highest amount of gold based on the mineralization of the geological formations where the mine is operated.  This analysis should help assure a return on investment for the Company as the Company is able to aid the mine in deploying the most effective equipment

By not owning the mining operations or the land, the Company will not be responsible for environmental or land owning issues associated with mining operators.

The Company’s business strategy affords many benefits to the mining companies with which it forms relationships that are not realized by its competitors in Brazil, including the following:

•
The mining companies will be able to increase production by adding more technologically-advanced processing and recovery equipment to existing mining operations. The newer mining technology and equipment is expected to enable mining companies to recover 50% to 150% more gold than their mines are currently producing.

•	Mining companies can start producing gold for their benefit within days of installing equipment rather than taking years to develop a new mine for production.

Targeted Mining Areas

The Company’s proposed operations initially will be focused on implementing its equipment and working capital investment strategy in the Cuiaba area in the state of Mato Grosso, which is a prolific gold mining region of Brazil with a long history in open pit alluvial and colluvial mining in gold-rich quartz veins and pyrite shale formations that produce on average one to two grams of gold per ton of quartz ore material processed.  Most of the over 40 mining operations in the region recover on average 35% or less of the gold in the ore being mined due to the fact that the miners use older rudimentary processing equipment.  Most of these mines have 10 to 30 years of gold-rich tailings (waste from first pass processing) that the Company estimates could yield tons of easily recoverable gold through a specifically-designed Tailings Reprocessing Plant.

Competition

The mining equipment leasing and financing industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. The Company competes with a variety of competitors including equipment leasing and finance funds, hedge funds, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors. Competition from both traditional competitors and new market entrants has intensified in recent years due to growing marketplace liquidity and increasing recognition of the attractiveness of the commercial leasing and finance industry. The Company’s competitors may have been and/or are in a position to offer mining equipment to prospective customers on financial terms that are more favorable than those that the Company can offer, which may affect the Company’s ability to make investments in a manner that would enable it to achieve its investment objectives.

Government Regulation

The mining operations of the companies to which we will provide leased equipment and working capital financing are subject to extensive foreign laws and regulations governing, development, production, exports, taxes, labor standards, occupational health, waste disposal, protection and remediation of the environment, protection of endangered and protected species, mine safety, toxic substances and other matters.   In addition, various permits from government bodies are required for the mining companies to which we intend to provide leased equipment and working capital financing to conduct their mining operations and no assurance can be given that such permits will be received by those companies. Failure by such companies to comply with these regulatory requirements could adversely affect their ability to meet their obligations to us.

Environmental Matters

A mining company’s production activities may be subject to Brazilian federal, state and local laws and regulations relating to environmental quality and pollution control.  The Company is providing leased equipment and working capital financing to mining companies but will not own any of the land on which the mining companies will perform their mining operations.  As a result, compliance with these laws and regulations is not expected to have a material effect on the Company’s operations or financial condition.

Research and Development Activities

No research and development expenditures have been incurred, either on the Company’s account or sponsored by customers, during the past two years.

Employees

The Company has no full-time employees.  The Company has consulting agreements with its Chief Executive Officer, its Chief Financial Officer and a Vice President of Business Development and Country Manager, pursuant which such individuals will provide the Company with administrative, business development and management services.  If necessary, the Company plans to hire local Brazilian employees or independent contractors to assist it with its local equipment leasing and working capital financing operations.

ITEM 1A.	Risk Factors.

Not Applicable.

ITEM 1B.	Unresolved Staff Comments.

Not Applicable.

ITEM 2.	Properties.

The Company does not own any real property.  The Company’s executive office is located at 11753 Willard Avenue, Tustin, CA. 92782, in the office of Michael Campbell, the Company’s Chief Executive Officer.  The Company does not currently maintain any other office facilities, and management believes the existing facility is sufficient for its current operations.  Pursuant to the consulting agreement between the Company and Michael Campbell, the Company pays $5,000 per month to Mr. Campbell for rent and other costs for the use of this office.

ITEM 3.	Legal Proceedings.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

ITEM 4.	(Removed and Reserved)

PART II

ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Trading and Eligibility for Future Sale

The Company’s common stock is eligible for trading on the OTC Bulletin Board under SEC Rule 15c2-11, Subsection (a)(5).  The trading symbol for the common stock is SMSA.OB.  There were no reported trades of the Company’s common stock during the two-year period ended December 31, 2010.

Based on the confirmation order the Company received from the Bankruptcy Court, the Company relied on Section 1145(a)(1) of the Bankruptcy Code to exempt from the registration requirements of the Securities Act of 1933, as amended, both the offer of the Plan Shares which may have been deemed to have occurred through the solicitation of acceptances of the Plan of Reorganization and the issuance of the Plan Shares pursuant to the Plan of  Reorganization.  In general, offers and sale of securities made in reliance on the exemption afforded under Section 1145(a)(1) of the Bankruptcy Code are deemed to be made in a public offering, so that the recipients thereof are free to resell such securities without registration under the Securities Act.

Holders

As of April 11, 2011, there were a total of 25,162,505 shares of the Company’s common stock outstanding held by approximately 506 stockholders of record.

Dividends

During the Company’s fiscal years ended December 31, 2010 and 2009, the Company did not pay dividends.  The Company presently intends to retain all earnings, if any, and accordingly the Board of Directors does not anticipate declaring any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plan

Information regarding securities authorized for issuance under our equity compensation plan is disclosed in this report under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

On March 2, 2010, the Company issued 1,093,750 shares of restricted, unregistered common stock to various investors in a private placement in connection with the issuance of its 10% promissory notes in the aggregate principal amount of $350,000.  A fee of $15,000 was paid as a commission as part of this capital raising transaction.

On March 2, 2010, the Company issued an aggregate of 350,000 shares of restricted, unregistered common stock to the placement agent in the above-referenced private placement as partial consideration for its services.

On April 12 , 2010, the Company issued an aggregate of 312,500 shares of restricted, unregistered common stock to two investors in a private placement in connection with the issuance of its 10% promissory notes in the principal amount of $100,000.

On July 28, 2010, the Company issued 312,500 shares of restricted, unregistered common stock to an investor in a private placement in connection with the issuance of a 10% promissory note in the principal amount of $100,000.

In September 2010, the Company, in three separate transactions, issued an aggregate of 351,562 shares of restricted, unregistered common stock to three investors in a private placement in connection with the issuance of 10% promissory notes in the principal amounts of $50,000, $50,000 and $12,500.

On September 28, 2010, the Company issued 250,000 shares of restricted, unregistered common stock to a consultant as consideration for certain consulting services.

On December 12, 2010, the Company issued 78,125 shares of restricted, unregistered common stock to an investor in a private placement in connection with the issuance of a 10% promissory note in the principal amount of $25,000.

Each of the above-referenced transactions was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6.	Selected Financial Data.

Not applicable.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Company’s consolidated audited financial statements and the related notes that appear elsewhere in this annual report.  The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs.  The Company’s actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report.

The Company’s consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Going Concern

The Company’s accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of such consolidated financial statements.  The Company’s continued existence is dependent upon its ability to effect its business plan and generate sufficient cash flows from operations to support its daily operations, as well as to provide sufficient resources to retire existing liabilities and obligations on a timely basis.  The Company anticipates making additional sales of equity securities.  However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

Further, the Company faces considerable risk in its business plan and a potential shortfall of funding due to the Company’s inability to raise capital in the equity securities market.  If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and additional funds loaned by management and/or significant stockholders, which raises substantial doubt about the Company’s ability to continue as a going concern.

If necessary, it is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.  However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist.

In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash-intensive activities.  Without necessary cash flow, the Company may become dormant during the next twelve months, or until such time as necessary funds can be raised in the equity securities market.

While the Company is of the opinion that good faith estimates of the Company’s ability to secure additional capital in the future to reach its goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement its business plan. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Critical Accounting Policies, Estimates and Assumptions

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  For example, estimates include assumptions used in calculating share-based compensation expense, the fair value of our financial instruments, and calculating the Company’s tax provision and related valuation allowance.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly-liquid debt instruments with maturities of three months or less at the time acquired to be cash equivalents.  Cash equivalents represent short-term investments consisting of investment-grade corporate and government obligations, carried at cost, which approximates market value.

Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short-term nature of these items and/or the current interest rates payable in relation to current market conditions.

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

Other Financial Instruments

At December 31, 2010 and 2009, the carrying value of financial instruments such as payables approximated their fair values based on the short-term maturities of these instruments. The carrying value of other long-term liabilities approximated fair values because the underlying interest rates approximate market rates at the balance sheet dates.

Advertising Costs

For the years ended December 31, 2011 and 2010, the Company did not incur advertising expense.

Reorganization costs

The Company has adopted the provisions required by the Start-Up Activities topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification whereby all costs incurred with the incorporation and reorganization, post-bankruptcy, of the Company were charged to operations as incurred.

Income Taxes

The Company records a tax provision for the anticipated tax consequences of its reported results of operations.  The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax base of assets and liabilities, and for operating losses and tax credit carryforwards.  Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled.  The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.

Net Loss per Share

Basic net loss per share is calculated based on the net loss attributable to common stockholders divided by the weighted average number of shares outstanding for the period excluding any dilutive effects of options, warrants, unvested share awards and convertible securities.  Diluted net loss per common share assumes the conversion of all dilutive instruments, such as stock options.  As of December 31, 2010 and 2009, the Company had no dilutive instruments

Recently Adopted Accounting Standards

In February 2010, the FASB issued amended guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements.  This guidance was effective immediately and the Company adopted these new requirements during the first quarter of 2010.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards

In April 2010, the FASB issued guidance on the milestone method for revenue recognition purposes. Previously, definitive guidance on when the use of the milestone method was appropriate did not exist. This guidance provides a framework of the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate.  This guidance is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010 with early adoption permitted.  The Company does not anticipate the adoption of this guidance will have a material impact on its consolidated financial statements.

In December 2010, the FASB issued additional guidance on when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  The criteria for evaluating Step 1 of the goodwill impairment test and proceeding to Step 2 were amended for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists.  For public entities, this guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  Upon adoption of the amended guidance, any impairment will be recorded as an adjustment to beginning retained earnings.  The Company is currently evaluating the impact of the pending adoption on its consolidated financial statements.

Results of Operations

The Company had no revenue for either of the years ended December 31, 2010 or 2009.

General and administrative expenses for the years ended December 31, 2010 and 2009 were approximately $1,317,000 and $431,000, respectively.  The expenses for 2009 were mainly incurred for the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act and a one-time fee of $250,000 for an advisory fee.  The expenses for 2010 were incurred for consulting fees of approximately $667,000, fair value of shares issued with notes payable of approximately $214,000, legal and accounting fees of approximately $208,000, and travel expenses of approximately $88,000.

It is anticipated that future general and administrative expenditures in 2011 will range from approximately $500,000 to $1,000,000 due to increased periodic reporting requirements, the continued development of the Company’s business plan and the costs associated with entering into arrangements with mining operations to provide leased equipment and working capital financing.  Upon entering into arrangements with mining operations, it is anticipated that the Company’s expenses will increase significantly.

If the Company consummates a transaction to provide leased equipment and working capital financing to a mining operation, it will then incur additional operating costs and expenses to manage and oversee the loan and lease agreements.  Once the loan and lease agreements are in place with a mining operation, the Company will generate significant revenues and expects to generate profits that will be used to pay for the increased operating costs and expenses.

Liquidity and Capital Resources

The Company has financed its operations to date primarily through funds provided by its stockholders and the net proceeds of the private placement of promissory notes.  From August 1, 2007 (date of bankruptcy settlement) through December 31, 2010, the Company sold approximately $688,000 of promissory notes, received approximately $53,000 of cash from stockholders, and incurred approximately $349,000 of expenses paid by stockholders.

If the Company consummates a transaction to provide leased equipment and working capital financing to a mining operation, it will fund the required capital by borrowing and or selling additional shares to raise the necessary capital. The amount of the required capital will be determined by the capital required to fund an equipment lease and working capital loan required by the miner. This amount could range from $10,000,000 to $20,000,000. It is anticipated that a combination of both debt instruments and equity sales will be required for the Company to acquire the necessary capital to fund the loan and lease to a mining operation, but at this time it is unknown as to the exact amounts that will be available to the Company. The Company anticipates that no matter how much it borrows or equity it sells, the cost of capital will be covered and a profit will be made from the payments made to the Company by the mining operation on the lease and loan.

ITEM 7A	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

ITEM 8.	Financial Statements and Supplementary Data

The financial statements of the Company required by this Item 8 are set forth beginning on page F-1 immediately following the signature page to this annual report.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures.

Evaluation of disclosure controls and procedures

The Company’s management conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) under the Exchange Act, as of December 31, 2010 to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2010, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

In light of the material weakness described below, the Company performed additional analysis and other post-closing procedures to ensure the Company’s financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management has indentified a material weakness relating to the relatively small number of professionals employed by the Company in bookkeeping and accounting functions, which prevents the Company from appropriately segregating duties within its internal control systems. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

This material weakness caused management to conclude that, as of December 31, 2010, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level.  Management is still in the process of remediating this material weakness.

Management’s annual report on internal control over financial reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company’s; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management assessed the Company’s internal control over financial reporting as of December 31, 2010, the end of the Company’s fiscal year.  Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and the Company’s overall control environment.

Based on its assessment, management has concluded that the Company’s internal control over financial reporting was not effective, as of the end of the fiscal year, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Management determined that there existed a material weakness relating to the relatively small number of professionals employed in bookkeeping and accounting functions, which prevents the Company from appropriately segregating duties within the Company’s internal control systems.

As a smaller reporting company, management’s report is not subject to attestation by the Company’s independent registered public accounting firm.

Remediation plan for material weaknesses in internal control over financial reporting

Based on the control deficiencies identified above, the Company has designed and has implemented, the specific remediation initiative described below. This measure is entity-level in nature and management believes that the organizational and process change the Company has adopted will improve its internal controls and governance environment.  Management recognizes that the following enhancement requires continual monitoring and evaluation for effectiveness and that the Company is in the process of doing and is committed to continuing:

•
The Company will continue to evaluate its existing accounting personnel needs and will increase its accounting and financing personnel resources by hiring additional accounting staff.  However, the Company will be unable to remedy the material weakness in its internal controls until the Company has the financial resources that allow the Company to hire additional qualified employees.

These remediation efforts are designed to address the material weakness identified above and to improve and strengthen the Company’s overall control environment.  Management believes these actions will substantially decrease the possibility of the occurrence of errors in the Company’s financial statements and minimize the chances that the material weaknesses will reoccur. The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that disclosure controls or internal controls over financial reporting will prevent all errors, even as the aforementioned remediation measures are implemented and further improved to address any potential future deficiencies. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The implementation of the Company’s remediation plan will require substantial expenditures, could take a significant period of time to complete, and could distract the Company’s officers and employees from the operation of its business.

Changes in internal control over financial reporting

There has been no change in the Company’s  internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during its  most recent fiscal quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of the Company’s directors and executive officers as of April 11, 2011.

Name	Age	Position Held and Tenure

Michael B. Campbell	54	President, Chief Executive Officer and Director

Dean S. Skupen	50	Chief Financial Officer and Director

The biographies of each of the directors and executive officers below contains information regarding the person’s service, business experience, positions held currently or at any time during the last five years, and for each director or any nominee for director the particular experiences, qualifications, attributes or skills that caused the Board of Directors to determine that such person should serve as a director for the Company in 2011, and the names of any other publicly-held companies of which such person served as a director in the past five years.

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

The Company believes Mr. Campbell’s qualifications to sit on its Board of Directors include his over 28 years of experience founding, financing, building and operating high-growth companies worldwide.

Mr. Campbell also served as a director of Ensurge, Inc., a public “shell” company from December 2009 until June 29, 2010.

Dean S. Skupen, CPA, Chief Financial Officer and Director:

Dean S. Skupen, has served as a member of the Board of Directors of the Company and as the Chief Financial Officer of the Company since November 30, 2010.  Mr. Skupen has over 20 years of auditing and financial reporting experience gained from working at various international and regional accounting firms.  Prior to joining the Company, Mr. Skupen served as a principal and business advisor at Marcum Stonefield LLP, a California-based accounting firm with offices in California and Hong Kong,  from November 2000 until August 2010, where he provided auditing and  consulting services to public companies and to entrepreneurial companies  transitioning from privately held to publicly held in diverse   industries.  Mr. Skupen graduated from the University of Southern California with a Bachelor of Science degree in Accounting.

The Company believes Mr. Skupen’s qualifications to sit on its Board of Directors include his CPA license and his over 20 years of experience in auditing and financial reporting.

During the last five years Mr. Skupen has not served as a director of another public company.

Term of Office

All directors serve until the next annual stockholders meeting or until their successors are duly elected and qualified.  All officers serve at the discretion of the Board of Directors.

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors during the period covered by this report.

Family Relationships

There are no family relationships between or among any of the Company’s directors or executive officers.

Committees of the Board

The Company does not currently have separately-designated audit, nominating or compensation committees. Due to the size of the Company and the size of the Board of Directors, the Board of Directors currently performs the functions of these committees.

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

Compliance with Section 16(a) Beneficial Ownership Reporting.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and persons who own more than five percent of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company’s common stock. Officers, directors and 10% or more beneficial owners of the Company’s common stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file and provide written representation that no Form 5 is required.

Michael B. Campbell, the Chief Executive Officer and a director of the Company, failed to file on a timely basis a Statement of Changes in Beneficial Ownership on Form 4 to report (i) a sale of 50,000 shares of common stock, that occurred on January 4, 2010 and (ii) a voluntary contribution of 300,000 shares of common stock to the Company that occurred on January 21, 2010.  The Form 4 was filed prior to the date of this annual report on Form 10-K.

ITEM 11.         EXECUTIVE COMPENSATION

Summary of Executive Compensation

The following table reflects the compensation paid to our principal executive officers (the “named executive officers”) in the year ended December 31, 2009 and 2010.  There were no other executive officers who earned more than $100,000 in either fiscal year.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total($)
Michael Campbell	2010	$104,500	—	—	—	—	—	—	$104,500
President and Chief Executive Officer	2009	—	—	—	—	—	—	—	—

Gerard Pascale	2010	—	—	—	—	—	—	—	—
Former President	2009	—	—	—	—	—	—	—	—

(1)
The amounts in these columns represent the compensation cost of stock and stock options awarded by the Board of Directors during the fiscal year, except that these amounts do not include any estimate of forfeitures. The aggregate grant date fair value of option awards granted were determined in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 (formerly SFAS123(R) and are recognized as compensation cost over the requisite service period. The amount recognized for these awards was calculated using the Black Scholes option-pricing model.

(2)	Mr. Pascale resigned as President on November 5, 2009.

Narrative Disclosure of Summary Compensation Table

The Company has not used a compensation consultant to determine or recommend the amount or form of executive or director compensation but its management believes that its executive officer compensation package is comparable to similar businesses in our location of operations.

Neither Mr. Campbell nor Mr. Pascale received any compensation from the Company in 2009.

Michael B. Campbell’s Consulting Agreement

On March 1, 2010, the Company entered into a one-year non-exclusive consulting agreement (the “Consulting Agreement”) with Michael Campbell, Chairman of the Board of Directors of the Company. Pursuant to the Consulting Agreement, Mr. Campbell will serve as the President and Chief Executive Officer of the Company and Mr. Campbell will receive a monthly consulting fee of $15,000, which includes $5,000 to cover expenses for supplying all of the operating overhead expenses (i.e. office, telephone and supplies) related to the Company in addition to reimbursement of his reasonable and necessary business expenses.

The Consulting Agreement is automatically renewable for successive one-year terms unless cancelled by either party not less than ninety (90) days before the end of the then current term.  In addition, Mr. Campbell will not be required to provide services to the Company on a full-time basis under the Consulting Agreement and he may engage in other activities provided that such activities do not interfere with the performance of his duties under the Consulting Agreement.

The Consulting Agreement also provides that, in addition to his consulting fees, Mr. Campbell will be entitled to reimbursement of his reasonable and necessary business expenses and he will be entitled to participate in any compensation or benefit plans the Company provides to its own employees.

The Consulting Agreement also contain covenants restricting Mr. Campbell from (a) engaging in any activity competitive with the Company’s business, and (b) soliciting the Company’s employees, customers, suppliers or contractors, in each case during the term of the Consulting Agreement and for a period of one year thereafter.

Outstanding Equity Awards At Fiscal Year-End

As of December 31, 2010, there were no outstanding equity awards to the Company’s named executive officers.

Benefit Plans

On April 16, 2010, the Board of Directors adopted, and stockholders holding a majority of the Company’s common stock approved, the Company’s 2010 Equity Incentive Plan (the “Incentive Plan”).  The Incentive Plan gives the Company the ability to grant stock options, stock appreciation rights, restricted stock and stock bonuses to employees or consultants of the Company or of any subsidiary of the Company and to non-employee members of the Company’s advisory board or the Board of Directors.

The Board of Directors authorized, up to 6,000,000 shares of the Company’s common stock for issuance under the Incentive Plan.  As of April 11, 2011, 3,250,000 shares of the Company’s common stock are available for future grants under the Incentive Plan.

Director Compensation

The Company does not currently provide compensation to its directors for serving on its Board of Directors.

Employment Contracts and Termination of Employment and Change in Control Arrangement.

The unvested portion of the stock options granted to Dean S. Skupen, the Company’s Chief Financial Officer, shall immediately vest and become exercisable upon a Change in Control, as such term is defined in his stock option grant agreement.

Except as provided herein, there are no compensatory plans or arrangements with respect to any officer, director, manager or other executive which would in any way result in payments to any such person because of his resignation, retirement, or other termination of employment with the Company, or any change in control of the Company, or a change in the person’s responsibilities following a change of control of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of April 11, 2011, the Company had 25,162,505 shares of common stock issued and outstanding.  The following table sets forth certain information regarding the beneficial ownership of the Company’s outstanding common stock as of April 11, 2011, by (i) each director of the Company, (ii) each executive officer of the Company, (iii) each person known or believed by the Company to own beneficially five percent or more of the common stock and (iv) all directors and executive officers as a group. Unless indicated otherwise, each person has sole voting and dispositive power with respect to such shares.

Name and Address Of Beneficial Owner	Beneficial Ownership	Percent of Class

Michael B. Campbell President, Chief Executive Officer and Director 11753 Willard Avenue Tustin, CA 92782	15,957,500	63.4%

Dean S. Skupen(2) Chief Financial Officer and Director 11753 Willard Avenue Tustin, CA 92782	250,000	*

Gerald Pascale 28 Cottonwood Lane Hilton Head, SC 29926	1,500,000	6.0%

Officers and Directors as a Group (two)	16,207,500	63.8%

*	Less than 1%

(1)
Unless otherwise indicated, the Company has been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of April 11, 2010 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

(2)	Represents 250,000 shares of the Company’s common stock issuable within 60 days upon the exercise of purchase options at an exercise price of $0.01 per share.

Securities Authorized for Issuance under Equity Compensation Plan

The following table summarizes the equity compensation plans under which the Company’s securities may be issued as of the fiscal year ended December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,750,000	$$0.001	3,250,000
Equity compensation plan not approved by security holders	—	—	—
Total	2,750,000	$0.001	3,250,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In March 2010, the Company entered into a non-exclusive consulting agreement with Michael Campbell.  The information regarding Mr. Campbell’s consulting agreement is disclosed in this report under “Item 11. Executive Compensation.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table lists aggregate fees paid for professional services rendered by Child, Van Wagoner & Bradshaw, PLLC, the current auditors for the Company, for the year ended December 31, 2010 and 2009:

	2010	2009
Audit Fees(1)	$7,500	$7,500
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

(1)
These fees were for professional services rendered for the audit of the Company’s annual financial statements and review of financial statements. There were no other audit related fees for 2010 and 2009.

The Company has considered whether the provision of any non-audit services, currently or in the future, is compatible with Child, Van Wagoner & Bradshaw, PLLC, our principal accountant, maintaining its independence and have determined that these services do not compromise their independence.

The Company has no formal audit committee.  However, the entire Board of Directors of the Company performs the function of an audit committee.  In discharging its oversight responsibility as to the audit process, the Board of Directors obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors’ independence as required by the appropriate Professional Standards issued by the Public Company Accounting Oversight Board, the Commission and/or the American Institute of Certified Public Accountants.  The Board of Directors discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors’ independence. The Board of Directors also discussed with management, the internal auditors and the independent auditors the quality and adequacy of the Company’s internal controls.

The Company’s principal accountant, Child, Van Wagoner & Bradshaw, PLLC, did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

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

RESOURCE HOLDINGS, INC.

Dated: April 15, 2011	By:	/s/ Michael B. Campbell
Michael B. Campbell, Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ MICHAEL B. CAMPBELL	President, Chief Executive Officer and Director
Michael B. Campbell	(Principal Executive Officer)

/s/ DEAN S. SKUPEN	Chief Financial Officer and Director
Dean S. Skupen	(Principal Financial Officer and Principal
Accounting Officer)

Resource Holdings, Inc. and Subsidiary
 (a development stage company)

Contents

Page

Report of Registered Independent Certified Public Accounting Firm	F-1

Consolidated Financial Statements

Balance Sheets as of December 31, 2010 and 2009	F-2

Statement of Operations and Comprehensive Loss for years ended December 31, 2010 and 2009 and for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2010 (reorganized company)
F-3

Statement of Changes in Stockholders’ Equity (deficit) for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2010 (reorganized company)	F-4

Statement of Cash Flows for years ended December 31, 2010 and 2009 and for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2010 (reorganized company)	F-5

Notes to Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Officers and Directors

Resource Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Resource Holdings, Inc. ( a development stage company)  as of December 31, 2010 and 2009,  and the related  consolidated statements of operations, changes in  stockholders’ equity (deficit), and cash flows for the years  then ended, and for the period of August 1, 2007 (date of bankruptcy settlement) to December 31, 2010.   These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the  consolidated financial statements referred to above present fairly, in all material respects, the financial position of Resource Holdings, Inc. as of December 31, 2010 and 2009, and the results of its operations, and its cash flows for the years then ended, and for the period of August 1, 2007 (date of bankruptcy settlement) to December 31, 2010,   in conformity with accounting principles generally accepted in the United States of America.

The accompanying  consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the  consolidated financial statements, the Company has incurred losses from operation, has a liquidity problem, and requires funds for its operational activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. The  consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in  Note 10, the Company discovered a material error in its presentation of its 2009 financial statements.  However the Company has restated the 2009 financial statements to reflect the correction of this error.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah
April 12, 2011

Resource Holdings, Inc. and Subsidiary
(a development stage company)

Consolidated Balance Sheets
	As of December 31,
	2010	2009
		(Restated)
Assets
Current Assets
Cash	$14,707	$-
Other current assets	-	23,775
Total Current Assets	$14,707	$23,775

Liabilities and Stockholders’ Deficit
Current Liabilities
Account payable	$279,488	$106,694
Accrued liabilities – related party	107,681	-
Notes payable – related party	687,500	-
Contract payable to stockholder - trade	-	250,000
Total Current Liabilities	1,074,669	356,694

Minority Interest	-	-

Stockholders’ Deficit
Preferred stock - $0.001 par value, 10,000,000 shares authorized. None issued and outstanding
Common stock - $0.001 par value, 100,000,000 shares authorized 24,498,441 and 22,000,004 shares issued and outstanding, respectively	24,498	22,000
Additional paid-in capital	715,292	97,257
Deficit accumulated during the development stage	(1,799,752)	(452,176)
Total Stockholders’ Deficit	(1,059,962)	(332,919)
Total Liabilities and Stockholders’ Deficit	$14,707	$23,775

Resource Holdings, Inc. and Subsidiary
(a development stage company)

Consolidated Statement of Operations and Comprehensive Loss

	For the Year Ended December 31,		Period August 1, 2007 (date of Bankruptcy settlement)
	2010	2009	through December 31, 2010
		(Restated)	(Restated)
Revenues	$-	$-	$-
Expenses
General and administrative costs	1,303,395	431,199	1,746,571
Loss from operations	(1,303,395)	(431,199)	(1,746,571)
Other Income (Expense)
Interest expense	(44,181)	-	(44,181)
Impairment of goodwill from acquisition of Trans Global Operations, Inc.	-	(9,000)	(9,000)

Loss before Provision for Income Taxes	(1,347,576)	(440,199)	(1,799,752)
Provision for Income Taxes	-	-	-

Net Loss	(1,347,576)	(440,199)	(1,799,752)
Minority Interest	-	-	-

Net Loss Contributable to Common Stockholders	(1,347,576)	(440,199)	(1,799,752)
Other Comprehensive Income	-	-	-
Comprehensive Loss	$(1,347,576)	$(440,199)	$(1,799,752)

Basic and Diluted Net Loss per share:	$(0.06)	$(0.09)	$-
Basic and Diluted Weighted Average Common Shares Outstanding	23,530,565	4,918,037	-

Resource Holdings, Inc. and Subsidiary
(a development stage company)

Consolidated Statement of Changes in Stockholders’ Equity (deficit)
Period August 1, 2007 (date of Bankruptcy settlement) through December 31, 2010

	Common Stock		Additional paid-in	Deficit accumulated during the
	Shares	Amount	capital	development	Total
Stock issued pursuant to plan of reorganization at bankruptcy settlement date on August 1, 2007	500,004	$500	$500	$-	$1,000
Net loss	-	-	-	-	-
Balance December 31,2007	500,004	500	500	-	1,000

Net Loss	-	-	-	(11,977)	(11,977)
Balance December 31, 2008	500,004	500	500	(11,977)	(10,977)

Stock issued in share exchange agreement with Trans Global operations, Inc on August 10, 2009	4,500,000	4,500	4,500	-	9,000
Sale of common stock fro cash on November 5, 2009	20,000,000	20,000	-	-	20,000
Common stock surrender by former controlling stockholder on November 5, 2009	(3,000,000)	(3,000)	(3,000)	-	(6,000)
Working capital loan forgiven by stockholder	-	-	39,132	-	39,132
Capital contribution by stockholder (restated)	-	-	56,125	-	56,125
Net Loss (restated)	-	-	-	(440,199)	(440,199)
Balance December 31, 2009 (restated)	22,000,004	22,000	97,257	(452,176)	(332,919)

Shares issued with Notes Payable March 2010	1,093,750	1,094	108,281	-	109,375
Shares issued for services March 2010	350,000	350	34,650	-	35,000
Shares cancelled March 2010	(250,000)	(250)	-	-	(250)
Shares issued with notes payable April 2010	312,500	312	30,938	-	31,250
Shares issued with notes payable July 2010	156,250	156	15,469	-	15,625
Shares issued for services July 2010	250,000	250	24,750	-	25,000
Shares issued with notes payable August 2010	156,250	156	15,469	-	15,625
Shares issued with notes payable September 2010	351,562	352	34,804	-	35,156
Shares issued with notes payable December 2010	78,125	78	7,735	-	7,813
Expenses paid by stockholder	-	-	293,124	-	293,124
Option Expense	-	-	52,815	-	52,815
Net Loss	-	-	-	(1,347,576)	(1,347,576)

Balance December 31, 2010	24,498,441	$24,498	$715,292	$(1,799,752)	$(1,059,962)

Resource Holdings, Inc. and Subsidiary
(a development stage company)

Consolidated Statement of Cash Flows

	For the Year ended December 31,		Period August 1, 2007 (date of Bankruptcy settlement)
	2010	2009	through December 31, 2010
		(Restated)	(Restated)

Cash Flows from Operating Activities:
Net Loss	$(1,347,576)	$(440,199)	$(1,799,752)
Adjustments to reconcile Net Loss to Net Cash used in Operating Activities:
Expenses paid by stockholder	293,124	56,125	349,249
Stock option expense	52,815	-	52,815
Fair value of shares issued for compensation	60,000	-	60,000
Fair value of shares issued with notes payable	214,844	-	214,844
Cancellation of shares	(250)	-	(250)
Impairment of goodwill from acquisition of Trans Global Operations, Inc.	-	9,000	9,000
Changes in Operating Assets and Liabilities:
Debt offering costs	23,775	-	-
Accounts payable	172,794	82,919	279,488
Accrued liabilities – related party	107,681	-	107,681
Contract payable to stockholder	(250,000)	250,000	-

Net Cash (Used) by Operating Activities	(672,793)	(42,155)	(726,925)

Cash Flows from Financing Activities:
Cash proceeds from notes payable	687,500	-	687,500
Cash funded from bankruptcy	-	-	1,000
Cash repaid to former stockholder	-	(20,000)	(20,000)
Cash advanced by former stockholder	-	42,155	53,132
Proceeds from sale of common stock	-	20,000	20,000

Net Cash Provided by Financing Activities:	687,500	42,155	741,632
Net Increase in Cash	14,707	-	14,707

Cash, Beginning of Period	-	-	-
Cash, End of Period	$14,707	$-	$14,707

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Working capital loans forgiven by stockholder as contributed capital	$-	$39,132	$39,132
Surrender of common Stock	(250)	(6,000)	(6,250)
Stock issued for acquisition	-	9,000	9,000
Deferred Offering Costs in accounts payable	$-	$23,775	$-

Resource Holdings, Inc. and Subsidiary
(a development stage company)
December 31, 2010

Notes to Financial Statements

Note 1 – Description of Business and Summary of Significant Accounting Policies

Description of Business

Resource Holdings. Inc. (formerly known as SMSA El Paso II Acquisition Corp.) and its majority owned subsidiary (collectively, the “Company”), is currently a development stage company without significant assets or activity. However, the Company plans to engage in the business of providing mining equipment and working capital to small-to-medium sized gold mining operations.

The Company’s management has analyzed several small-to-medium sized gold mining operations in the Mato Grosso region of Brazil and has determined that the majority of such mining operations are utilizing equipment that is based on 30-40 year old technology and on average recovers less than 35% of the gold in the ore being processed. In most cases, these mining operations are under-capitalized and have neither the technical backgrounds nor the financial capacity to expand their current operations. Management believes that there is an opportunity to provide these mining operations with modern, advanced recovery and reprocessing equipment that can increase their production by approximately 50% to 150%. Management believes that providing these mining companies with updated equipment and financing will enable such companies to produce gold at a more rapid pace. In exchange for providing the mining equipment and working capital, management of the Company anticipates receiving fees and interest on financing loans equal to a percentage of the profits generated from a mining operation’s increased gold production as part of its arrangement with such companies.

Historical Organization

The Company was organized on May 1, 2008 as a Nevada corporation to affect the bankruptcy court’s ordered reincorporation of Senior Management Services of El Paso Coronado, Inc. (Predecessor Company), a Texas corporation, mandated by the plan of reorganization discussed below.

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

On October 9, 2010, the Company formed a majority-owned subsidiary, Mineral Parceiros EM Mineracao LTDA (“MPM”).  MPM is a Brazilian limited partnership formed for the Company’s operations in Brazil.  The Company owns 99% of MPM and the Company’s majority stockholder owns the remaining 1%.  As of December 31, 2010, MPM had no operating activity.

Liquidity and Capital Resources

The Company’s accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these consolidated financial statements.  The Company’s continued existence is dependent upon its ability to effect its business plan and generate sufficient cash flows from operations to support its daily operations, as well as to provide sufficient resources to retire existing liabilities and obligations on a timely basis.  The Company anticipates offering future sales of equity securities.  However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

Further, the Company faces considerable risk in its business plan and a potential shortfall of funding due to the Company’s inability to raise capital in the equity securities market.  If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and additional funds loaned by management and/or significant stockholders, which raises substantial doubt about the Company’s ability to continue as a going concern.

If necessary, it is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.  However, no formal commitments or arrangements to advance or loan funds to the Company or to repay any such advances or loans exist.

In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities.  Without necessary cash flow, the Company may become dormant during the next twelve months, or until such time as necessary funds can be raised in the equity securities market.

While the Company is of the opinion that good faith estimates of the Company’s ability to secure additional capital in the future to reach its goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement its business plan.  The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  For example, estimates include assumptions used in calculating share-based compensation expense, the fair value of the Company’s financial instruments, and calculating the Company’s tax provision and related valuation allowance.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly-liquid debt instruments with maturities of three months or less at the time acquired to be cash equivalents.  Cash equivalents represent short-term investments consisting of investment-grade corporate and government obligations, carried at cost, which approximates market value.

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

Other Financial Instruments

At December 31, 2010 and 2009, the carrying value of financial instruments such as payables approximated their fair values based on the short-term maturities of these instruments. The carrying value of other long-term liabilities approximated fair values because the underlying interest rates approximate market rates at the balance sheet dates.

Advertising Costs

For the years ended December 31, 2010 and 2009, the Company did not incur advertising expense.

Reorganization costs

The Company has adopted the provisions required by the Start-Up Activities topic of the FASB Accounting Standards Codification whereby all costs incurred with the incorporation and reorganization, post-bankruptcy, of the Company were charged to operations as incurred.

Income Taxes

The Company records a tax provision for the anticipated tax consequences of its reported results of operations. The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax base of assets and liabilities, and for operating losses and tax credit carryforwards.  Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled.  The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.

Net Loss per Share

Basic net loss per share is calculated based on the net loss attributable to common stockholders divided by the weighted average number of shares outstanding for the period excluding any dilutive effects of options, warrants, unvested share awards and convertible securities.  Diluted net loss per common share assumes the conversion of all dilutive instruments, such as stock options.  As of December 31, 2010 and 2009, the Company had no dilutive instruments

Recently Adopted Accounting Standards

In February 2010, the FASB issued amended guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements.  Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements.  This guidance was effective immediately and the Company adopted these new requirements during the first quarter of 2010.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards

In April 2010, the FASB issued guidance on the milestone method for revenue recognition purposes.  Previously, definitive guidance on when the use of the milestone method was appropriate did not exist. This guidance provides a framework of the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate.  This guidance is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010 with early adoption permitted.  The Company does not anticipate the adoption of this guidance will have a material impact on its consolidated financial statements.

In December 2010, the FASB issued additional guidance on when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  The criteria for evaluating Step 1 of the goodwill impairment test and proceeding to Step 2 were amended for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists.  For public entities, this guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Upon adoption of the amended guidance, any impairment will be recorded as an adjustment to beginning retained earnings.  The Company is currently evaluating the impact of the pending adoption on its consolidated financial statements.

Note 2 - Reorganization Under Chapter 11 of the U. S. Bankruptcy Code

On January 17, 2007, Senior Management Services of El Paso Coronado, Inc. and its affiliated companies (collectively “SMS Companies” or “Debtors”) filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code.  During the three years prior to filing the reorganization petition, SMS Companies operated a chain of skilled nursing homes in Texas, which prior to the bankruptcy proceedings consisted of a total of 14 separate nursing facilities, ranging in size from approximately 114 beds to 325 beds. Taken together, SMS Companies provided care to approximately 1,600 resident patients and employed over 1,400 employees.  Patients covered by Medicare and Medicaid provided a significant portion of the SMS Companies’ cash flow.  The SMS Companies’ facilities provided round-the-clock care for the health, well-being, safety and medical needs of its patients.  An affiliated management company located in Arlington, Texas provided the administrative and operational oversight of the nursing facilities.  In 2005, SMS Companies obtained a secured credit facility from a financial institution.  The credit facility eventually was comprised of an $8.3 million term loan and a revolving loan of up to $15 million which was utilized for working capital and to finance the purchase of the real property on which two of its nursing care facilities operated.

By late 2006, SMS Companies were in an “overadvance” position, whereby the amount of funds extended by the lender exceeded the amount of collateral eligible to be borrowed under the credit facility. Beginning in September 2006, SMS Companies entered into the first of a series of forbearance agreements whereby the lender agreed to forebear from declaring the financing in default provided SMS Companies obtained a commitment from a new lender to refinance and restructure the credit facility.

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

Under Chapter 11, certain claims against the Debtors in existence before the filing of the petitions for relief under Federal Bankruptcy Laws are stayed while the Debtors continue to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.  These claims were reflected in the Company’s balance sheets as “Liabilities Subject to Compromise” through the settlement date. Additional claims (liabilities subject to compromise) may arise subsequent to the petition date resulting from the rejection of executory contracts, including leases, and from the determination of the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts.

The First Amended, Modified Chapter 11 Plan, (the “Plan”) as presented by SMS Companies and their creditors was approved by the United States Bankruptcy Court, Northern District of Texas - Dallas Division on August 1, 2007.  The Plan, which contemplates the Company entering into a reverse merger transaction, provided that certain identified claimants as well as unsecured creditors, in accordance with the allocation provisions of the Plan of Reorganization, and the Company’s new controlling stockholder would receive “new” shares of the Company’s post-reorganization common stock, pursuant to Section 1145(a) of the Bankruptcy Code.  Because of the Plan’s approval, all liens, security interests, encumbrances and other interests, as defined in the Plan of Reorganization, attach to the creditor’s trust.  Specific injunctions prohibit any of these claims from being asserted against the Company before the contemplated reverse merger.

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

Pursuant to the confirmation order, if the Company did not consummate a business combination prior to August 10, 2009, as mandated in the Plan of Reorganization, the Plan Shares would be deemed canceled, the pre-merger or acquisition injunction provisions of the confirmation order, as they pertain to the Company, would be deemed dissolved and no discharge would be granted to the Company, all without further order of the bankruptcy court.  The Company believes it satisfied this condition as a result of the share exchange transaction with TGO and it therefore filed a Certificate of Compliance with the bankruptcy court on August 11, 2009.

The Company’s Plan of Reorganization was confirmed by the Bankruptcy Court on August 1, 2007 and became effective on August 10, 2007.  It was determined that the Company’s reorganization value computed immediately before August 1, 2007, the confirmation date of the Plan of Reorganization, was approximately $1,000, which consisted of cash to be transferred to the post-confirmation entity from bankruptcy creditor’s trust.

Pursuant to the Plan of Reorganization, all of the operations of the Company were transferred to a combined creditor’s trust and, as approved by the Bankruptcy Court, a completely new entity was formed for purposes of completing the aforementioned reverse merger transaction.  The Company adopted fresh-start reporting because the holders of existing voting shares immediately before filing and confirmation of the Plan received less than 50.0% of the voting shares of the emerging entity and its reorganization value is not greater than its post-petition liabilities and allowed claims.

After consideration of the Company’s debt capacity and other capital structure considerations, such as industry norms, projected earnings to fixed charges, projected earnings before interest and projected free cash flow to debt service and other applicable ratios, management determined that the Company’s reorganization capital structure would be $500 for common stock and $500 for additional paid-in capital.

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

Note 3 - Acquisition of Trans Global Operations, Inc.

On August 10, 2009, the Company entered into the Share Exchange Agreement with TGO and all of the shareholders of TGO.  Pursuant to the Share Exchange Agreement, the shareholders of TGO transferred 100% of the issued and outstanding shares of capital stock of TGO in exchange for 4,500,000 newly issued shares of the Company’s common stock.

The Company’s then-business plan was to continue to seek and identify a privately-held operating company desiring to become a publicly-held company with access to United States capital markets by combining with the Company through a reverse merger or acquisition transaction.

At the time of the exchange, TGO was a shell company with no operations or assets with a net book value of $9,000 arising largely of the synergies and access to new business contacts that the management of TGO brought to the Company in order to more effectively implement the Company’s business plan.  It is anticipated that goodwill will not be deductible for Federal and State income taxes.

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

Note 4 - Contract Payable to Stockholder

On November 5, 2009, the Company entered into an Advisory Agreement (Advisory Agreement) with Halter Financial Group, L.P. (HFG), an affiliate of Halter Financial Investments, L.P., a stockholder of the Company, pursuant to which HFG agreed to provide certain advisory services on an as-needed basis to the Company for a fee of $250,000 (Advisory Fee).  The Advisory Agreement is for a term of 12 months; however, the term may be extended by mutual agreement of the parties.  The Advisory Fee was initially due and payable by December 15, 2009 and the closing date on the Advisory Agreement was separately extended by mutual agreement to January 31, 2010 and February 28, 2010, respectively.  The Advisory Fee was paid in full before February 28, 2010.

Note 5 – Notes Payable

During the year ended December 31, 2010, the Company initiated a Regulation D offering for the sale of up to $1,000,000 of Investment Units.  Each Investment Unit consists of a promissory note with an interest rate of 10% and shares of common stock.  For every $50,000 aggregate principal amount of promissory notes purchased, the investors received 156,250 shares of common stock.  The Company recorded the estimated fair value of the unit shares issued at a price of $0.10 per share, the then-current market value of the Company’s common stock.  The shares issued were deemed to be an incentive for the investors to purchase the promissory note at a below market interest rate.  As of December 31, 2010, the Company had sold $687,500 of Investment Units and issued an aggregate of 2,148,437 shares of the Company’s common stock, at a total fair value of $214,844 (which has been expensed in the current period).  The notes matured on November 30, 2010 and were extended to June 30, 2011.  As of December 31, 2010, the Company had $312,500 of investment units remaining to sell.

Note 6 - Capital Stock Transactions

Pursuant to the Plan affirmed by the U. S. Bankruptcy Court - Northern District of Texas - Dallas Division, the Company issued a sufficient number of Plan shares to meet the requirements of the Plan. Such number was estimated in the Plan to be approximately 500,000 Plan Shares relative to each Post Confirmation Debtor.

The Company entered into the Share Exchange Agreement with TGO and all of the shareholders of TGO on August 10, 2009.  Pursuant to the Share Exchange Agreement, the shareholders of TGO transferred 100% of the issued and outstanding shares of capital stock of TGO in exchange for 4,500,000 newly-issued shares of the Company’s common stock.

On November 5, 2009, the Company entered into a Securities Purchase Agreement (Purchase Agreement) with Michael Campbell whereby Mr. Campbell purchased from the Company an aggregate of 20,000,000 shares of restricted, unregistered common stock for aggregate price of $20,000, or .001 per share. Additionally, on the same date, the Company entered into a Contribution Agreement among the Company, Mr. Campbell and Gerard Pascale (the Company’s then-current sole officer, director and controlling shareholder).  Pursuant to the Contribution Agreement, Mr. Pascale surrendered 3,000,000 shares of the Company’s common stock then owned by him to the Company at no cost to the Company to induce Mr. Campbell to enter into the Purchase Agreement.

During the year ended December 31, 2010, the Company issued 2,148,437 shares of the Company’s common stock, at the current market price of  $214,844 and 600,000 shares, at the current market price of $60,000, for investment units and services rendered to the Company, respectively.

During the year ended December 31, 2010, Mr. Campbell transferred 2,662,500 shares of the Company’s common stock owned by him to pay certain vendors for services that they provided to the Company.  The Company has classified the $266,250 fair value of the transferred shares as additional paid in capital and expense.

In March 2010, pursuant to a Contribution Agreement, dated February 26, 2010, Mr. Campbell contributed 250,000 shares of the Company’s common stock to the Company, to be held as treasury shares.

During the year ended December 31, 2010, Mr. Campbell transferred 2,662,500 shares of common stock that he owned of the Company.  The transfer of shares was sued to pay certain vendors for services that they provided to the Company.  The Company has classified the $266,250 fair value of the shares as additional paid in capital and expense.

Between November 2009 and January 2010, Mr. Campbell sold an aggregate of 1,130,000 shares of the Company’s common stock in various privately-negotiated transactions for a total value of $83,000.  Each such sale was made in a transaction that was exempt from registration under the Securities Act.  Mr. Campbell used substantially all of the proceeds from the sale of such shares of common stock to fund corporate business development and capital-raising expenses of the Company, including related travel costs.  Of the total proceeds, Mr. Campbell used $26,878 and $56,125 for Company expenses for the years ended December 31, 2010 and 2009, respectively.

Note 7 – Stock Options

The Company’s Board of Directors and shareholders approved the 2010 Equity Incentive Plan of the Company, which provides the Board (or a compensation committee thereof) with the authority to grant equity interests in the Company to officers, directors, employees, and consultants of the Company and reserves 6,000,000 shares of common stock of the Company for the grant of such equity interests.

As of December 31, 2009, the Company had no stock options outstanding.  During the year ended December 31, 2010, the Company made three option grants for a total of 1,500,000 shares with an exercise price of $0.001 per share that vest over two years with 750,000 for the first year of service and the remaining 750,000 the second year of service.  The options had a fair value of approximately $0.099 per option for total fair value of $149,119.

The fair value for stock options was estimated at the date of grant using the Black-Scholes pricing model using a risk free interest rate raging from 0.75% to 1.62%, expected dividend yield of 0, expected life of three years and a volatility ranging from 171% to 192%.

The risk-free interest rate used in the Black-Scholes valuation method is based on the implied yield currently available for U.S. Treasury securities at maturity with an equivalent term.  The Company has not declared or paid any dividends on its common stock and does not currently expect to do so in the future. The Company does not have any experience to determine the expected term of the options, so the expected term of the options was determined by using the provisions of Staff Accounting Bulletin No. (“SAB No.”) 110, simplified calculation.  There currently is no market for the Company’s common stock. To determine the expected volatility, the Company used the provisions of ASC 718 to calculate the estimated volatility based annualized daily historical volatility using the implied volatility for comparable entities within the Company’s industry.

The Company’s stock price volatility, risk free-rate, and option lives involve management’s best estimates, both of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.  Also, the Company recognizes compensation expense for only the portion of the options that are expected to vest. Based on the current economical factors for the Company, the Company applied estimated forfeiture rates of zero.  If the actual number of forfeitures differs from the Company’s estimates, additional adjustments to compensation expense may be required in future periods.

The weighted average exercise price of options exercisable at December 31, 2010 and 2009 was zero for both years. The weighted average fair value of options granted was $149,119 and $0 during 2010 and  2009, respectively.

The total fair value of stock options vested and charged to expense during the year ended December 31, 2010 and 2009 was $52,815 and $0, respectively.

The weighted average exercise price for the options granted during December 31, 2010 and outstanding as of December 31, 2010 was $0 and $0, respectively, with a weighted average remaining contractual term of 4.58 years.

Note 8 - Income Taxes

The components of income tax (benefit) expense for each of the years ended December 31, 2010 and 2009 and for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2010, respectively, were as follows:

Period from
August 1, 2007
(date of
bankruptcy
settlement)
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2010	2009	2010
Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-

Total	$-	$-	$-

As of December 31, 2010, after the November 5, 2009 change in control transaction, the Company had a net operating loss carryforward of approximately $1,462,000 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three-year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company’s income tax expense (benefit) for each of the years ended December 31, 2010 and 2009 and the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2010, respectively, varied from the statutory rate of 34% as follows:

			Period from
			August 1, 2007
			(date of
			bankruptcy
			settlement)
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2010	200	2010
		(Restated)
Statutory rate applied to income before income taxes	$(458,000)	$(150,000)	$(612,000)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-	-
Other, including non-deductable expense and application of net operating loss carryforward	458,000	150,000	612,000

Income tax expense	$-	$-	$-

The Company’s only temporary difference as of December 31, 2010 and 2009, respectively, relates to the Company’s net operating loss pursuant to the applicable Federal Tax Law.  As of December 31, 2010 and 2009, respectively, the deferred tax asset is as follows:

	December 31,	December 31,
	2010	2009
		(Restated)
Deferred tax assets
Net operating loss carryforwards	$(169,000)	$(51,000)
Less valuation allowance	169,000	51,000

Net Deferred Tax Asset	$-	$-

During the year ended December 31, 2010, 2009 and the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2010, respectively, the valuation allowance against the deferred tax asset increased by approximately $118,000, $49,000 and $169,000, respectively.

Note 9 – Consulting Agreements

Consulting Agreements

In February 2010, the Company entered into a one-year non-exclusive consulting agreement with a consultant, who was paid a one-time payment of 250,000 shares of the Company’s common stock.

In March 2010, the Company entered into a one-year non-exclusive consulting agreement (Campbell Consulting Agreement) with Michael Campbell, Chairman of the Board of Directors and Chief Executive Officer of the Company.  Pursuant to the Campbell Consulting Agreement, Mr. Campbell will serve as the President and Chief Executive Officer of the Company and Mr. Campbell will receive a monthly fee of $15,000, which includes $5,000 to cover expenses for supplying all of the operating overhead expenses (i.e. office, telephone and supplies) related to the Company.

In August 2010, the Company entered into a one-year non-exclusive consulting agreement (Ruy Consulting Agreement) with Cristiano Ruy. Pursuant to the Ruy Consulting Agreement, Mr. Ruy will serve as the Vice President of Business Development and Mr. Ruy will receive a monthly fee of $5,500. Once the Company receives a minimum of $5,000,000 in debt or equity financing, then Mr. Ruy’s monthly fee will increase to $10,000. In addition, Mr. Ruy received a five-year option to purchase 750,000 shares of the Company’s common stock at $0.001 per share.  One half of the stock options vest at the end of the first year of the term and the other half of the stock options vest at the end of the second year of the term.

In November 2010, the Company also entered into a one-year non-exclusive consulting agreement (Skupen Consulting Agreement, and collectively with the Campbell Consulting Agreement, Ruy Consulting Agreement, the Consulting Agreements) with Dean S. Skupen, CPA, a member of the Board of Directors of the Company.  Mr. Skupen is entitled to receive (i) a monthly consulting fee of $2,000, (ii) a $1,000 preparation fee for each Annual Report on Form 10-K or Quarterly Report on Form 10-Q of the Company completed on a timely basis, and (iii) stock options to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.001 per share, upon entering into the Consulting Agreement. One half of the stock options vest at the end of the first year of the term and the other half of the stock options vest at the end of the second year of the term.

The Consulting Agreements are automatically renewable for successive one-year terms unless cancelled by either party not less than ninety (90) days before the end of the then-current term.  In addition, neither Mr. Campbell nor Mr. Skupen  (collectively, Executives) will be required to provide services to the Company on a full-time basis under the Consulting Agreements and each may engage in other activities provided that such activities do not interfere with the performance of their duties under their respective Consulting Agreement.

The Consulting Agreements also provide that, in addition to their consulting fees, the Executives will each be entitled to reimbursement of their reasonable and necessary business expenses and each will be entitled to participate in any compensation or benefit plans the Company provides to its own employees.

The Consulting Agreements also contain covenants restricting the Executives from (a) engaging in any activity competitive with the Company’s business, and (b) soliciting the Company’s employees, customers, suppliers or contractors, in each case during the term of the Consulting Agreement and for a period of one year thereafter.

Note 10 – Restatement of December 2009 Financial Statements

Subsequent to the issuance of the 2009 financial statements, management determined the following transactions were not recorded:

Note (1)
A legal invoice totaling $106,694 of which $82,919 should have been expensed and the remaining $23,775 was due to funding activities relating to funding that was received in 2010, thus this amount should have been recorded as Other Asset.

Note (2)	As further explained in Note 6 - Capital Stock Transactions, during the year ended December 31, 2009, Mr. Campbell paid $56,125 of expenses on behalf of the Company.

The financial statements have been revised to accurately record the dates of the expenses.   Accordingly, the balance sheet, statement of operations, statement of change in stockholders’ deficit, and statement of cash flows for the year ended December 31, 2009 have been revised as follows:

	Restated December 31, 2009	Original December 31, 2009	Effect of Changes

Assets
Other Assets
Deferred Offering Costs	23,775	-	23,775	(1)
Net Loss	$23,775	$-	$23,775

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Trade accounts payable	$106,694	-	106,694	(1)
Contract payable to stockholder - trade	250,000	250,000	-
Total Liabilities	356,694	250,000	106,694

Stockholders’ Equity (Deficit)
Preferred stock - $0.001 par value, 10,000,000 shares authorized. None issued and outstanding
Common stock - $0.001 par value, 100,000,000 shares authorized 22,000,004 shares issued and outstanding	22,000	22,000	-
Additional paid-in capital	97,257	41,132	56,125	(2)
Deficit accumulated during the development stage	(452,176)	(313,132)	(139,044)
Total Stockholders’ Equity (Deficit)	(332,919)	(250,000)	(82,919)
Total Liabilities and Stockholders’ Equity (Deficit)	$23,775	$-	$23,775

	Restated December 31, 2009	Original December 31, 2009	Effect of Change

Revenues	$-	$-	$-
Expenses
General and administrative costs	431,199	292,155	139,044	(1&2)
Loss from operations	(431,199)	(292,155)	(139,044)
Other Income (Expense)
Impairment of goodwill from acquisition of Trans Global Operations, Inc.	(9,000)	(9,000)	-
Loss before Provision for Income Taxes	(440,199)	(301,155)	(139,044)
Provision for Income Taxes	-	-	-
Net Loss	$(440,199)	$(301,155)	$(139,044)

Basic and Diluted Net Loss per share:	$(0.09)	$(0.06)
Basic and Diluted Weighted Average Common Shares Outstanding	4,918,037	4,918,037

	December 31,		Effect of
	2009	2009	Change
	(Restated)	(Original)

Cash Flows from Operating Activities:
Net Loss	$(440,199)	$(301,155)	$(139,044)
Adjustments to reconcile Net Loss to Net Cash used in Operating Activities:
Expenses paid by majority stockholder	56,125	-		(2)
Changes in Operating Assets and Liabilities:
Impairment of goodwill from acquisition of Trans Global Operations, Inc.	9,000	9,000	-
Contract payable to stockholder	250,000	250,000	-
Trade change in accounts payable	82,919	-	82,919	(1)
Net Cash (Used) by Operating Activities	(42,155)	(42,155)	-
Cash Flows from Investing Activities:	-	-	-
Cash Flows from Financing Activities:

Cash repaid to former stockholder	(20,000)	(20,000)	-
Cash advanced by former stockholder	42,155	42,155	-
Proceeds from sale of common stock	20,000	20,000	-

Net Cash Provided by Financing Activities:	42,155	42,155	-
Net Increase in Cash	-	-	-

Cash, Beginning of Period	-	-	-
Cash, End of Period	$-	$-	$-

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Working capital loans forgiven by stockholder as contributed capital	$39,132	$-	$39,132

Deferred Offering Costs in accounts payable	$23,775	$-	$23,775

Note 11 - Subsequent events

The Company issued $212,500 of Investment Units that consist of promissory notes with an interest rate of 10% per annum and 664,063 shares of common stock.

The Company amended a consulting agreement to change the grant of stock options from 750,000 shares to 2,000,000 shares exercisable at $0.001 per share.

Proposed Initial Operating Transaction

In connection with the commencement of the Company’s business plan, on April 4, 2011, the Company, through MPM, entered into an Equipment Lease Agreement (the “Lease Agreement”) and a Loan Agreement (the “Loan Agreement” and collectively with the Lease Agreement, the “Financing Agreements”) with Reginaldo Luiz De Almeida Ferreira-ME (the “Mine Operator”).

Pursuant to the Loan Agreement, MPM committed to lend to the Mine Operator approximately $8,631,000, of which $353,000 of the proceeds is to be used by the Lessee for the construction of a new ore processing plant, $778,000 is to be used for working capital and the remaining $7,500,000 for the Mine Operator’s benefit.

The loan will be disbursed as follows:

•	$4,131,000 within thirty days of execution of the Loan Agreement;

•	$2,500,0000 within six months of the execution of the Loan Agreement; and

•	$2,000,000 within twelve months of the execution of the Loan Agreement.

The loan will be for a term of ten years, unless otherwise terminated in accordance with its terms.  Pursuant to the Loan Agreement, on the earlier of the date that the Mine Operator commences production of ore or 90 days after the funds are initially disbursed, the Mine Operator shall begin making monthly interest payments equal to 20% of the net income from ore production from certain specified properties.  The principal balance of the first disbursement of the loan $4,131,000 is due at maturity.

Pursuant to the Lease Agreement, MPM agreed to lease certain specified pieces of mining equipment valued at approximately $5,370,000 to the Mine Operator for a term of ten years.  The lease term will be automatically extended for one year unless either of the parties provides 90 days written notice of its intention not to extend the term.  Under the Lease Agreement, the Mine Operator is obligated to make monthly lease payments equal to 30% of the net income from ore production from certain specified properties.

Pursuant to the Financing Agreements, the obligations of the Mine Operator will be secured by certain ore deposits and 50% of the net income from ore production during the term of the agreements. In addition, at the end of the second year of the term of the respective agreements, provided the Mine Operator has satisfied certain audit and financial conditions, MPM has committed to cancelling the loan and contributing the leased equipment to a new company to be formed with the Mine Operator in exchange for a 50% interest in the net income from the ore produced on the specified properties.

In addition, the Financing Agreements provide that MPM is subject to penalty payments in an amount equal to 20% of the disbursement amount, in the case of the Loan Agreement, or 20% of the prior month’s lease payment, in the case of the Lease Agreement, for failure to perform its obligations under the respective agreements.

The Company’s ability to perform its obligations under the Financing Agreement is dependent upon its ability to obtain sufficient debt or equity financing in a timely manner and in an amount sufficient to enable the Company to meet its contractual obligations.  There can be no assurances that the Company will be able to obtain such funding when needed, or that such funding, if available, will be obtainable on terms acceptable to the Company.

EXHIBIT INDEX

Exhibit	Description of Exhibit
2.1
First Amended, Modified Chapter 11 Plan Proposed by Debtors, In the United States Bankruptcy Court, Northern District of Texas, Dallas Division, In Re: Senior Management Services of Treemont, Inc., et. al., Debtors, Case No. 07-30230, Jointly Administered, dated August 1, 2007.(1)

2.2	Order Confirming First Amended, Modified Chapter 11 Plan Proposed by Debtors, Case No. 07-30230, signed August 1, 2007. (1)

2.3	Notice of Entry of Confirmation Order dated August 10, 2007.(1)

2.4	Share Exchange Agreement among the Company., TransGlobal Operations Inc. ( “TGO”) and all of the shareholders of TGO, dated August 10, 2009.(2)

3.1	Agreement and Plan of Merger by and between Senior Management Services of El Paso Coronado, Inc. and the Company, dated May 22, 2008.(1)

3.2	Articles of Merger as filed with the Secretary of State of the State of Nevada on June 3, 2008.(1)

3.3	Articles of Merger as filed with the Secretary of State of the State of Texas on June 5, 2008.(1)

3.4	Articles of Incorporation of the Company.(1)

3.5	Bylaws of the Company.(1)

4.1	Form of common stock certificate.(1)

10.1	Securities Purchase Agreement by and between the Company and Michael Campbell, dated as of November 5, 2009.(3)

10.2	Contribution Agreement, dated November 5, 2009, among the Company , Gerard Pascale and Michael Campbell.(3)

10.3	Advisory Agreement, dated November 5, 2009, between the Company and Halter Financial Group, L.P.(3)

10.4	Escrow Agreement, dated November 5, 2009, among the Company , Michael Campbell, Halter Financial Group, L.P. and Securities Transfer Corporation.(3)

10.5	Amendment No. 1 to Advisory Agreement, dated December 15, 2009, between the Company and Halter Financial Group, L.P.(4)

10.6	Amendment No. 1 to Escrow Agreement, dated December 15, 2009, among the Company, Michael Campbell, Halter Financial Group, L.P. and Securities Transfer Corporation.(4)

Exhibit	Description of Exhibit
10.7	Amendment No. 2 to Advisory Agreement, dated as of January 31, 2010, between the Company and Halter Financial Group, L.P.(5)

10.8	Amendment No. 2 to Escrow Agreement, dated as of January 31, 2010, among the Company , Michael Campbell, Halter Financial Group, L.P. and Securities Transfer Corporation.(5)

10.9	Consulting Agreement between the Company and Michael Campbell, dated March 1, 2010.(6)

10.10	Consulting Agreement between the Company and Dean S. Skupen, dated November 29, 2010.(7)

10.11	Equipment Lease Agreement between the Company and Reginaldo Luiz De Almeida Ferreira-ME, dated April 4, 2010 (English Translation).

10.12	Loan Agreement between the Company and Reginaldo Luiz De Almeida Ferreira-ME, dated April 4, 2010 (English Translation).

21.1	Subsidiaries of the Company.

31.1	Certification of Michael B. Campbell pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Dean S. Skupen pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form 10 which was filed with the Commission on February 11, 2009, and which exhibit is incorporated herein by reference.

(2)	Previously filed as exhibit 2.1 to the Company’s Current Report on Form 8-K which was filed with the Commission on August 11, 2009, and which exhibit is incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on November 10, 2009, and which exhibit is incorporated herein by reference.

(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on December 21, 2009, and which exhibit is incorporated herein by reference.

(5)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on February 3, 2010, and which exhibit is incorporated herein by reference.

(6)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K which was filed with the Commission on April 12, 2010, and which exhibit is incorporated herein by reference.

(7)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K which was filed with the Commission on December 3, 2010, and which exhibit is incorporated herein by reference.