Form 10-Q
period 2011-03-31
RESOURCE HOLDINGS, INC.
filed 2011-05-16
CIK 1439746

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-053334

RESOURCE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-2809162
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11753 Willard Avenue
Tustin, CA. 92782
(Address of principal executive offices)
(714) 832-3249
(Registrant’s telephone number, including area code)

N/A
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
Yes ☐ No ☒

There were 25,475,005 shares of common stock, $0.001 par value, issued and outstanding as of May 13, 2011.

RESOURCE HOLDINGS, INC.

(A Development Stage Company)

FORM 10-Q

QUARTER ENDED MARCH 31, 2011

TABLE OF CONTENTS

Page
PART I-FINANCIAL INFORMATION
Item 1. Financial Statements	1
Consolidated Balance Sheets (Unaudited) as of March 31, 2011 and December 31, 2010	1
Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2011 and 2010 and from the date of bankruptcy settlement to March 31, 2011 (Unaudited)	2
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) From the date of bankruptcy settlement to March 31, 2011 (Unaudited)	3
Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2011 and 2010 and from date of bankruptcy settlement to March 31, 2011	4
Notes to Consolidated Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	12
Item 4. Controls and Procedures	12
PART II - OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 6. Exhibits	13
Signatures	14

ii

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

RESOURCE HOLDINGS, INC. and SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)

ASSETS
Current Assets – Cash	$16,052	$14,707
Total Current Assets	$16,052	$14,707

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable and accrued expenses	$309,791	$279,488
Accrued liabilities – related party	115,906	107,681
Notes payable – related party	875,000	687,500

Total Current Liabilities	1,300,697	1,074,669

Stockholders' Deficit
Common stock - $0.001 par value; 100,000,000 shares authorized; 25,084,379 and 24,498,441 shares issued and outstanding	25,084	24,498
Additional paid-in-capital	840,347	715,292
Deficit accumulated during the development stage	(2,150,076)	(1,799,752)

Total Stockholders' Deficit	(1,284,645)	(1,059,962)

Total Liabilities and Stockholders' Deficit	$16,052	$14,707

RESOURCE HOLDINGS, INC. and SUBSIDARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
AND THE PERIOD FROM DATE OF BANKRUPTCY SETTLEMENT TO MARCH 31, 2011
(UNAUDITED)

	Three Months Ended March 31,		Period from August 1, 2007 (date of bankruptcy settlement) through
	2011	2010	March 31, 2011
	(Unaudited)	(Restated)
Revenues	$-	$-	$-
Expenses –
General and Administrative expenses	274,005	260,829	1,805,732
Loss From Operations	(274,005)	(260,829)	(1,805,732)
Other Expenses
Interest Expense	(76,319)	(112,252)	(335,344)
Impairment of Goodwill From Acquisition of TransGlobal Operations, Inc.	-	-	(9,000)
Loss before Provision for Income Taxes	(350,324)	(373,081)	(2,150,076)
Provision for Income Taxes	-	-	-
Net Loss	$(350,324)	$(373,081)	$(2,150,076)

Basic and Diluted Net Loss per Share:	$(0.01)	$(0.02)
Basic and Diluted Weighted Average Common Shares Outstanding	24,777,087	22,000,004

The accompanying notes are an integral part of these condensed  financial statements.

RESOURCE HOLDINGS, INC and SUBSIDARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
Period August 1, 2007 (date of Bankruptcy settlement) through March 31, 2011

	Common Stock		Additional paid-in capital	Deficit accumulated during the development
	Shares	Amount			Total
Stock issued pursuant to plan of reorganization at bankruptcy settlement date on August 1, 2007	500,004	$500	$500	$-	$1,000
Net loss	-	-	-	-	-
Balance December 31,2007	500,004	500	500	-	1,000
Net loss	-	-	-	(11,977)	(11,977)
Balance December 31, 2008	500,004	500	500	(11,977)	(10,977)
Stock issued in share exchange agreement with Trans Global operations, Inc on August 10, 2009	4,500,000	4,500	4,500	-	9,000
Sale of common stock for cash on November 5, 2009	20,000,000	20,000	-	-	20,000
Common stock surrender by former controlling stockholder on November 5, 2009	(3,000,000)	(3,000)	(3,000)	-	(6,000)
Working capital loan forgiven by stockholder	-	-	39,132	-	39,132
Capital contribution by stockholder (restated)	-	-	56,125	-	56,125
Net loss (restated)	-	-	-	(440,199)	(440,199)
Balance December 31, 2009 (restated)	22,000,004	22,000	97,257	(452,176)	(332,919)

Shares issued with notes payable March 2010	1,093,750	1,094	108,281	-	109,375
Shares issued for services March 2010	350,000	350	34,650	-	35,000
Shares cancelled March 2010	(250,000)	(250)	-	-	(250)
Shares issued with notes payable April 2010	312,500	312	30,938	-	31,250
Shares issued with notes payable July 2010	156,250	156	15,469	-	15,625
Shares issued for services July 2010	250,000	250	24,750	-	25,000
Shares issued with notes payable August 2010	156,250	156	15,469	-	15,625
Shares issued with notes payable September 2010	351,562	352	34,804	-	35,156
Shares issued with notes payable December 2010	78,125	78	7,735	-	7,813
Expenses paid by stockholder	-	-	293,124	-	293,124
Option expense	-	-	52,815		52,815
Net loss	-	-	-	(1,347,576)	(1,347,576)

Balance December 31, 2010	24,498,441	$24,498	$715,292	$(1,799,752)	$(1,059,962)
Shares issued with notes payable January 2011 (unaudited)	78,125	78	7,734	-	7,813
Shares issued with notes payable February 2011 (unaudited)	312,500	313	30,938	-	31,250
Shares issued with notes payable March 2011 (unaudited)	195,313	195	19,336	-	19,531
Option expenses (Unaudited)	-	-	67,047	-	67,047
Net loss (Unaudited)	-	-	-	(350,324)	(350,324)
Balance March 31, 2011 (Unaudited)	25,084,379	$25,084	$840,347	$(2,150,076)	$(1,284,645)

RESOURCE HOLDINGS, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
AND THE PERIOD FROM DATE OF BANKRUPTCY SETTLEMENT TO MARCH 31, 2011
(UNAUDITED)

	Three Months Ended March 31,		Period from August 1, 2007 (date of bankruptcy settlement) through March
	2011	2010	31, 2011
	(Unaudited)	(Restated)
Cash Flows from Operating Activities:
Net Loss	$(350,324)	$(373,081)	$(2,150,076)
Adjustments to reconcile Net Loss to Net Cash used in Operating Activities:
Expenses paid by stockholder	-	66,875	349,249
Stock option expense	67,047	-	119,862
Fair value of shares issued for compensation	-	35,000	60,000
Fair Value of shares issued with notes payable	58,594	109,375	273,438
Impairment of goodwill from acquisition of Trans Global Operations, Inc.	-	-	9,000
Cancellation of shares	-	(250)	(250)
Changes in Operating Assets and Liabilities:
Deferred offering costs	-	23,775	-
Accounts payable and accrued expenses	30,303	70,907	309,791
Accrued liabilities – related party	8,225	10,000	115,906
Contract payable to shareholder	-	(250,000)	-
Net Cash Used in Operating Activities	(186,155)	(307,399)	(913,080)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Cash Proceeds from issuance of notes payable	187,500	350,000	875,000
Cash funded from bankruptcy trust	-	-	1,000
Cash repaid to former stockholder	-	-	(20,000)
Cash advanced by former stockholder	-	-	53,132
Proceeds from sale of common stock	-	-	20,000
Net Cash Provided by Financing Activities:	187,500	350,000	929,132

Net Increase in Cash	1,345	42,601	16,052

Cash, Beginning of Period	14,707	-	-

Cash, End of Period	$16,052	$42,601	$16,052

Non – Cash Items:
None

Resource Holdings, Inc. and subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2011

Note 1 – Description of Business and Summary of Significant Accounting Policies

Description of Business

Resource Holdings. Inc. (formerly known as SMSA El Paso II Acquisition Corp.) and its majority-owned subsidiary (collectively, the “Company”), is currently a development stage company without significant assets or activity. However, the Company plans to engage in the business of providing mining equipment and working capital to small-to-medium sized gold mining operations.

The Company’s management has analyzed several small-to-medium sized gold mining operations in the Mato Grosso region of Brazil and has determined that the majority of such mining operations are utilizing equipment that is based on 30-40 year old technology and on average recovers less than 35% of the gold in the ore being processed. In most cases, these mining operations are under-capitalized and have neither the technical backgrounds nor the financial capacity to expand their current operations.  Management believes there is an opportunity to provide these mining operations with modern, advanced recovery and reprocessing equipment that can increase their production by approximately 50% to 150%. Management believes that providing these mining companies with updated equipment and financing will enable such companies to produce gold at a more rapid pace. In exchange for providing the mining equipment and working capital, management of the Company anticipates receiving fees and interest on financing loans equal to a percentage of the profits generated from a mining operation’s increased gold production as part of its arrangement with such company.

Historical Organization

The Company was organized on May 1, 2008 as a Nevada corporation to effect the bankruptcy court’s ordered reincorporation of Senior Management Services of El Paso Coronado, Inc. (Predecessor Company), a Texas corporation, mandated by the plan of reorganization discussed below.

On August 10, 2009, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”), with Trans Global Operations, Inc., a Delaware corporation (“TGO”), and all of the shareholders of TGO. Pursuant to the Share Exchange Agreement, the stockholders of TGO transferred 100% of the issued and outstanding shares of the capital stock of TGO in exchange for 4,500,000 newly-issued shares of the Company’s common stock that, in the aggregate, constituted approximately 90% of the Company’s issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of such exchange.

On November 5, 2009, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Michael Campbell whereby Mr. Campbell purchased from the Company an aggregate of 20,000,000 shares of restricted, unregistered common stock. Additionally, on the same date, the Company entered into a Contribution Agreement between the Company, Mr. Campbell and Gerard Pascale, the Company’s then-current sole officer, director and controlling shareholder, pursuant to which Mr. Pascale surrendered 3,000,000 shares of the common stock then owned by him to the Company at no cost to the Company to induce Mr. Campbell to enter into the Purchase Agreement.

On October 9, 2010, the Company formed a majority-owned subsidiary, Mineral Parceiros EM Mineracao LTDA (“MPM”).  MPM is a Brazilian limited partnership formed for the Company’s operations in Brazil.  The Company owns 99% of MPM and the Company’s majority stockholder owns the remaining 1%.  As of March 31, 2011, MPM had no operating activity.

Unaudited Interim Financial Statements

The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Rule 8-01 of Regulation S-X, and should be read in conjunction with the consolidated financial statements and related notes of the Company filed in its 2010 Annual Report on Form 10-K. The financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

Liquidity and Capital Resources

The Company’s accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these consolidated financial statements.  The Company’s continued existence is dependent upon its ability to effect its business plan and generate sufficient cash flows from operations to support its daily operations, as well as to provide sufficient resources to retire existing liabilities and obligations on a timely basis.  The Company anticipates offering future sales of debt or equity securities.  However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional debt or equity securities or that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

Further, the Company faces considerable risk in its business plan and a potential shortfall of funding due to the Company’s inability to raise capital in the debt and equity securities market.  If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and additional funds loaned by management and/or significant stockholders, which raises substantial doubt about the Company’s ability to continue as a going concern.

The Company believes it is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.  However, no formal commitments or arrangements to advance or loan funds to the Company or to repay any such advances or loans exist.

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

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements issued subsequent to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 that are expected to have a material impact on the Company’s unaudited condensed consolidated financial statements.

Note 2 - Proposed Initial Operating Transaction

In connection with the commencement of the Company’s business plan, on April 4, 2011, the Company, through MPM, entered into an Equipment Lease Agreement (the “Lease Agreement”) and a Loan Agreement (as amended on May 13, 2011, the “Loan Agreement” and collectively with the Lease Agreement, the “Financing Agreements”) with Reginaldo Luiz De Almeida Ferreira-ME (the “Mine Operator”).

Pursuant to the Loan Agreement, MPM committed to lend to the Mine Operator approximately $8,631,000, of which $353,000 of the proceeds is to be used by the Lessee for the construction of a new ore processing plant, $778,000 is to be used for working capital and the remaining $7,500,000 for the Mine Operator’s benefit.

Pursuant to the Loan Agreement, the loan will be disbursed as follows:

•	$4,131,000 on or before June 15, 2011;

•	$2,500,0000 within six months of the execution of the Loan Agreement; and

•	$2,000,000 within twelve months of the execution of the Loan Agreement.

The loan will be for a term of ten years, unless otherwise terminated in accordance with its terms.  Pursuant to the Loan Agreement, on the earlier of the date that the Mine Operator commences production of ore or 90 days after the funds are initially disbursed, the Mine Operator shall begin making monthly interest payments equal to 20% of the net income from ore production from certain specified properties.  The principal balance of the loan is due at maturity.

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

Note 3 – Notes Payable

During the three months ended March 31, 2011, the Company offered in a private placement units (the “Investment Units”) consisting of 10% promissory notes in the principal amount of $50,000 and 156,250 shares of common stock for a purchase price of $50,000 per Investment Unit.  At March 31, 2011, the Company had sold $187,500 of Investment Units and issued an aggregate of 585,938 shares of the Company’s common stock, at a total fair value of $58,594 (fair value was determined to be $0.10 per share, based on the current market price for the Company’s common stock at such time). The notes mature on June 30, 2011.

Note 4 – Stock Options

On February 25, 2011, the Company amended a consulting agreement to change the grant of stock options from 750,000 shares to 2,000,000 shares exercisable at $0.001 per share.

Note 5 – Restatement of March 31, 2010 Financial Statements

During the course of preparing for the audit for the year ended December 31, 2010, management of the Company discovered several transactions that were not properly accounted for on the books of the Company for the quarterly period ended March 31, 2010. During the three months ended March 31, 2010, the Company’s Chief Executive Officer, who is also the majority stockholder of the Company, transferred shares from his personal holdings of the Company's common stock to certain individuals in exchange for services that such individuals performed for the Company, and he also sold shares from his personal holdings of the Company's common stock and used the proceeds of such sales to pay for certain operating expenses that the Company had incurred.

In addition, during 2010, the Company also sold investment units consisting of a promissory note with an interest rate of 10% and shares of common stock. For every $50,000 aggregate principal amount of promissory notes purchased, the investors received 156,250 shares of common stock. The Company had recorded the estimated fair value of the unit shares issued at a price that was above the then-current market value of the Company's common stock. The required accounting adjustments for these transactions will be to decrease the recorded expense and credit additional paid in capital for the estimated fair value of the Company's common stock on the date of issuance.

Subsequent to the issuance of the 2009 financial statements, management determined the following transactions were not recorded:

Note (1) Additional Paid-In capital was adjusted as follows:

Expenses paid by stockholder in 2009 and 2010	$56,125
Expenses paid by stockholder in 2010	66,875
Adjusted the fair value of shares issued with notes payable	(240,625)
Adjusted the fair value of shares issued for services	(77,000)
Cost inadvertently classified as stock offering costs	44,083
Total	$(150,542)

Note (2) Accumulated deficit was adjusted as follows:

Expenses paid by stockholder in 2009 and 2010	$(56,125)
Expenses paid by stockholder in 2010	(66,875)
Adjusted the fair value of shares issued with notes payable	240,625
Adjusted the fair value of shares issued for services	77,000
Cost inadvertently classified as stock offering costs	(44,083)
Over accrual of amounts due to stockholder	5,000
Total	$155,542

The financial statements have been revised to accurately record the dates of the expenses. Accordingly, the balance sheet, statement of operations, statement of change in stockholders’ deficit, and statement of cash flows for the year three months ended March 31, 2010 have been revised as follows:

	Restated March 31, 2010	Original March 31, 2010	Effect of Changes

Current Assets
Cash	$42,601	$42,601	$-
Total Assets	$42,601	$42,601	$-

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$177,601	$177,601	$-
Accrued liabilities – related party	10,000	15,000	(5,000	)(2)
Notes payable – related party	350,000	350,000	-
Total Liabilities	537,601	542,601	(5,000)

Stockholders’ Equity (Deficit)
Preferred stock - $0.001 par value, 10,000,000 shares authorized. None issued and outstanding
Common stock - $0.001 par value, 100,000,000 shares authorized 22,000,004 shares issued and outstanding	23,194	23,194	-
Additional paid-in capital	307,063	457,605	(150,542	)(1)
Deficit accumulated during the development stage	(825,257)	(980,799)	155,542	(2)
Total Stockholders’ Equity (Deficit)	(495,000)	(500,000)	5,000
Total Liabilities and Stockholders’ Equity (Deficit)	$42,601	$42,601	$-

	Three Months Ended March 31		Effect of Change
	2010	2010
	(Restated)	(Original)
Revenues	$-	$-	$-
Expenses
General and administrative costs	260,829	231,871	28,958	(2)
Loss from operations	(260,829)	(231,871)	(28,958)
Other Expense
Interest Expense	(112,252)	(352,877)	240,625	(2)
Loss before Provision for Income Taxes	(373,081)	(584,748)	211,667
Provision for Income Taxes	-	-	-
Net Loss	$(373,081)	$(584,748)	$(211,667)

Basic and Diluted Net Loss per share:	$(0.02)	$(0.03)
Basic and Diluted Weighted Average Common Shares Outstanding	22.000.004	22,000,004

	Three Months Ended March 31,		Effect of
	2010	2010	Change
	(Restated)	(Original)

Cash Flows from Operating Activities:
Net Loss	$(373,081)	$(584,748)	$(211,667)
Adjustments to reconcile Net Loss to Net Cash used in Operating Activities:
Expenses paid by majority stockholder	66,875	-	(66,875	)(1)
Fair value of shares issued for compensation	35,000	-	(35,000)
Fair value of shares issued with notes payable	109,375	441,442	332,067
Cancellation of shares	(250)	-	250
Changes in Operating Assets and Liabilities:
Deferred debt issuance costs	23,775	-	(23,775)
Contract payable to stockholder	(250,000)	(250,000)	-
Trade change in accounts payable	70,907	70,907	-
Accrued liabilities – related party	10,000	15,000	5,000	(2)
Net Cash (Used) by Operating Activities	(307,399)	(307,399)	-

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds from the issuance of notes payable	350,000	350,000	-

Net Increase in Cash	42,601	42,601	-

Cash, Beginning of Period	-	-	-
Cash, End of Period	$42,601	$42,601	$-

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-

Note 6 - Subsequent events

The Company issued $125,000 of Investment Units that consisted of promissory notes with an interest rate of 10% and 390,626 shares of common stock.

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

Results of Operations

The Company had no source of revenue and no sales for the three months ended March 31, 2011.  The Company currently has no source of revenue. It is looking for opportunities to create revenue and is seeking to raise sufficient equity capital to begin to execute on its business plan.

General and administrative expenses for the three months ended March 31, 2011 and 2010 were $274,005 and $260,829, respectively.  These costs were made up of audit fees, legal fees, consulting fees, the fair value of shares issued with promissory notes along with travel expenses incurred for the sourcing of business opportunities in the Company’s intended line of business.

Liquidity and Capital Resources

The Company has financed its operations to date primarily through private placements of notes payable.  During the quarter ended March 31, 2011, the Company issued $187,500 aggregate principal amount of notes payable. Subsequent to March 31, 2011, the Company issued $125,000 aggregate principal amount of notes payable. This inflow of cash has been and is expected to be used by the Company to further is business development activities.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) under the Exchange Act, as of March 31, 2011 to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2011, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below and previously reported in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

As described in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, management indentified a material weakness relating to the relatively small number of professionals employed by the Company in bookkeeping and accounting functions, which prevents the Company from appropriately segregating duties within its internal control systems.  A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The inadequate segregation of duties is a material weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

The material weakness described above still exists and caused management to conclude that, as of March 31, 2011, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level.  Management is still in the process of remediating this material weakness, but expects that it will not be able to add additional accounting personnel until it is able to raise sufficient operating capital to begin to execute on its business plan.

In light of the material weakness described above, the Company performed additional analysis and other post-closing procedures to ensure the Company’s financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the most recent quarter of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Between January and March 2011, the Company, in four separate transactions, issued an aggregate of 585,938 shares of restricted, unregistered common stock to four investors in a private placement in connection with the issuance of 10% promissory notes in the principal amounts of $100,000, $50,000, $25,000 and $12,500.

In April 2011, the Company, in six separate transactions, issued an aggregate of 390,626 shares of restricted, unregistered common stock to six investors in a private placement in connection with the issuance of 10% promissory notes in the aggregate principal amount of $125,000.

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

Resource Holdings, Inc.

May 16, 2011	By:	/s/ Michael B. Campbell
Michael B. Campbell, Chief Executive Officer
(Principal Executive Officer)

May 16, 2011	By:	/s/ Dean S. Skupen
Dean S. Skupen, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Amendment No. 1 to Loan Agreement between Resource Holdings, Inc. and Reginaldo Luiz De Almeida Ferreira-ME, dated May 13, 2011 (English Translation).*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).*

*	Filed herewith.