Form 10-Q
period 2011-06-30
RESOURCE HOLDINGS, INC.
filed 2011-08-19
CIK 1439746

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

There were 28,425,947 shares of common stock, $0.001 par value, issued and outstanding as of August 17, 2011.

RESOURCE HOLDINGS, INC.

(A Development Stage Company)

FORM 10-Q

QUARTER ENDED JUNE 30, 2011

TABLE OF CONTENTS

Page
PART I-FINANCIAL INFORMATION
Item 1. Financial Statements	1
Consolidated Balance Sheets (unaudited) as of June 30, 2011 and December 31, 2010	1
Consolidated Statements of Operations (unaudited) for the Three and Six Months Ended June 30, 2011 and 2010 and from the date of bankruptcy settlement to June 30, 2011 (unaudited)	2
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) From the date of bankruptcy settlement to June 30, 2011 (unaudited)	3
Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2011and 2010 and from date of bankruptcy settlement to June 30, 2011	4
Notes to Consolidated Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	13
Item 4. Controls and Procedures	13
PART II - OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 5. Other Information	14
Item 6. Exhibits	15
Signatures	16

ii

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

RESOURCE HOLDINGS, INC. and SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)

ASSETS
Current Assets
Cash	$8,383	$14,707
Prepaid Expenses	72,400	-
Total Current Assets	$80,783	$14,707

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable and accrued expenses	$647,879	$279,488
Accrued liabilities – related party	128,379	107,681
Notes payable – related party	1,162,500	687,500

Total Current Liabilities	1,938,758	1,074,669

Stockholders' Deficit
Common stock - $0.001 par value; 100,000,000 shares authorized; 25,982,818 and 24,498,441 shares issued and outstanding	25,983	24,498
Additional paid-in-capital	1,111,944	715,292
Deficit accumulated during the development stage	(2,995,902)	(1,799,752)

Total Stockholders' Deficit	(1,857,975)	(1,059,962)

Total Liabilities and Stockholders' Deficit	$80,783	$14,707

RESOURCE HOLDINGS, INC. and SUBSIDARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 AND THE PERIOD FROM
THE DATE OF BANCRUPTCY SETTLEMENT TO JUNE 30, 2011
(UNAUDITED)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2011	2010	2011	2010	Period from August 1, 2007 (date of bankruptcy settlement) through June 30, 2011
	(Unaudited)	(Restated	(Unaudited)	(Restated)	(Unaudited)
Revenues	$-	$-	$-	$-	$-

Expenses:
General and Administrative expenses	733,009	152,901	1,007,014	413,731	2,538,741

Operating Loss	(733,009)	(152,901)	(1,007,014)	(413,731)	(2,538,741)
Other Income (Expense)
Interest Expense	(112,817)	(42,329)	(189,136)	(154,580)	(448,161)
Impairment of Goodwill From Acquisition of Trans Global Operations, Inc.	-	-	-	-	(9,000)
Loss before Provision for Income Taxes	(845,826)	(195,230)	(1,196,150)	(568,311)	(2,995,902)
Provision for Income Taxes	-	-	-	-	-
Net Loss	$(845,826)	$(195,230)	$(1.196,150)	$(568,311)	$(2,995,902)

Basic and Diluted Net Loss Per Share:	$(0.03)	$(0.01)	$(0.05)	$(0.03)
Basic and Diluted Weighted Average Common Shares Outstanding	25,849,548	22,600,177	25,177,180	22,600,177

The accompanying notes are an integral part of these condensed financial statements.

RESOURCE HOLDINGS, INC and SUBSIDARY
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
Period August 1, 2007 (date of Bankruptcy settlement) through June 30, 2011

	Common Stock		Additional paid-in capital	Deficit accumulated during the development Stage
	Shares	Amount			Total
Stock issued pursuant to plan of reorganization at bankruptcy settlement date on August 1, 2007	500,004	$500	$500	$-	$1,000
Net loss	-	-	-	-	-
Balance December 31,2007	500,004	500	500	-	1,000
Net loss	-	-	-	(11,977)	(11,977)
Balance December 31, 2008	500,004	500	500	(11,977)	(10,977)
Stock issued in share exchange agreement with Trans Global operations, Inc on August 10, 2009	4,500,000	4,500	4,500	-	9,000
Sale of common stock for cash on November 5, 2009	20,000,000	20,000	-	-	20,000
Common stock surrender by former controlling stockholder on November 5, 2009	(3,000,000)	(3,000)	(3,000)	-	(6,000)
Working capital loan forgiven by stockholder	-	-	39,132	-	39,132
Capital contribution by stockholder (restated)	-	-	56,125	-	56,125
Net loss (restated)	-	-	-	(440,199)	(440,199)
Balance December 31, 2009 (restated)	22,000,004	22,000	97,257	(452,176)	(332,919)

Shares issued with notes payable March 2010	1,093,750	1,094	108,281	-	109,375
Shares issued for services March 2010	350,000	350	34,650	-	35,000
Shares cancelled March 2010	(250,000)	(250)	-	-	(250)
Shares issued with notes payable April 2010	312,500	312	30,938	-	31,250
Shares issued with notes payable July 2010	156,250	156	15,469	-	15,625
Shares issued for services July 2010	250,000	250	24,750	-	25,000
Shares issued with notes payable August 2010	156,250	156	15,469	-	15,625
Shares issued with notes payable September 2010	351,562	352	34,804	-	35,156
Shares issued with notes payable December 2010	78,125	78	7,735	-	7,813
Expenses paid by stockholder	-	-	293,124	-	293,124
Option expense	-	-	52,815		52,815
Net loss	-	-	-	(1,347,576)	(1,347,576)

Balance December 31, 2010	24,498,441	$24,498	$715,292	$(1,799,752)	$(1,059,962)
Shares issued with notes payable January 2011 (unaudited)	78,125	78	7,734	-	7,813
Shares issued with notes payable February 2011 (unaudited)	312,500	313	30,938	-	31,250
Shares issued with notes payable March 2011 (unaudited)	195,313	195	19,336	-	19,531
Shares issued with notes payable April 2011 (unaudited)	390,626	391	38,672	-	39,063
Shares issued with notes payable May 2011 (unaudited)	507,813	508	50,273	-	50,781
Expenses paid by stockholder (unaudited)	-	-	131,230	-	131,230
Option expenses (unaudited)	-	-	118,469	-	118,469
Net loss (unaudited)	-	-	-	(1,196,150)	(1,196,150)
Balance June 30, 2011 (unaudited)	25,982,818	$25,983	$1,111,944	$(2,995,902)	$(1,857,975)

RESOURCE HOLDINGS, INC. and SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
AND THE PERIOD FROM DATE OF BANKRUPTCY SETTLEMENT TO JUNE 30, 2011
(UNAUDITED)

	Six Months Ended June 30,		Period from August 1, 2007 (date of bankruptcy settlement) through June 30,
	2011	2010	2011
	(Unaudited)	(Restated)
Cash Flows from Operating Activities:
Net Loss	$(1,196,150)	$(568,311)	$(2,995,902)
Adjustments to reconcile Net Loss to Net Cash used in Operating Activities:
Expenses paid by stockholder	131,230	67,146	480,480
Stock option expense	118,469	9,281	171,284
Fair value of shares issued for compensation	-	35,000	60,000
Fair value of shares issued with notes payable	148,438	140,625	363,282
Impairment of goodwill from acquisition of Trans Global Operations, Inc.	-	-	9,000
Cancellation of shares	-	(250)	(250)
Changes in Operating Assets and Liabilities:
Prepaid expenses	(2,400)	-	(2,400)
Deferred offering costs	-	23,775	-
Accounts payable and accrued expenses	368,390	82,380	647,878
Accrued liabilities – related party	20,699	31,455	128,379
Contract payable to shareholder	-	(250,000)	-
Net Cash Used in Operating Activities	(411,324)	(428,899)	(1,138,249)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Cash proceeds from issuance of notes payable	475,000	450,000	1,162,500
Prepaid debt offering costs	(70,000)	-	(70,000)
Cash funded from bankruptcy trust	-	-	1,000
Cash repaid to former stockholder	-	-	(20,000)
Cash advanced by former stockholder	-	-	53,132
Proceeds from sale of common stock	-	-	20,000
Net Cash Provided by Financing Activities:	405,000	450,000	1,146,632

Net Increase(Decrease) in Cash	(6,324)	21,101	8,383

Cash, Beginning of Period	14,707	-	-

Cash, End of Period	$8,383	$21,101	$8,383

Non – Cash Items:
None

Resource Holdings, Inc. and subsidiary
(A Development Stage Company)

Notes to Consolidated Financial Statements
June 30, 2011

Note 1 – Description of Business and Summary of Significant Accounting Policies

Description of Business

Resource Holdings, Inc. and its majority-owned subsidiary (collectively, the “Company”)  is currently a development stage company without significant assets or activity. However, the Company plans to engage in the business of providing mining equipment and working capital to small-to-medium sized gold mining operations.

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

On October 9, 2010, the Company formed a majority-owned subsidiary, RHI Mineracao Ltda. (formerly knows as Mineral Parceiros EM Mineracao Ltda.) (“RM”).  RM is a Brazilian limited company formed for the Company’s operations in Brazil. The Company owns 99.9% of RM and the Company’s majority stockholder owns the remaining 0.1%.  RM currently has no operating activity.

Unaudited Interim Financial Statements

The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Rule 8-01 of Regulation S-X, and should be read in conjunction with the consolidated financial statements and related notes of the Company filed in its 2010 Annual Report on Form 10-K. The financial statements as of June 30, 2011 and for the six months ended June 30, 2011 and 2010 presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

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

Note 2 - Proposed Initial Operating Transaction

In connection with the commencement of the Company’s business plan, on April 4, 2011, the Company, through RM, entered into an Equipment Lease Agreement ( the “Lease Agreement”) and a Loan Agreement, as amended on May 13, 2011, further amended on June 23, 2011 and restated on August 4, 2011, see Note 8, Subsequent Events ( the “Loan Agreement”), and collectively with the Lease Agreement, the “Financing Agreements”) with Reginaldo Luiz De Almeida Ferreira-ME (the “Mine Operator”).

Pursuant to the Loan Agreement, RM committed to lend to the Mine Operator approximately $8,631,000, of which $353,000 of the proceeds is to be used by the Lessee for the construction of a new ore processing plant, $778,000 is to be used for working capital and the remaining $7,500,000 for the Mine Operator’s benefit.

Pursuant to the Loan Agreement, the payments were to be disbursed as follows:

•	$4,131,000 on or before July 15, 2011;

•	$2,500,000 within six months of the execution of the Loan Agreement; and

•	$2,000,000 within twelve months of the execution of the Loan Agreement.

•
a late fee of $300,000, which is being paid to extend the loan agreement an additional thirty (30) days past the date due of June 15, 2011 and will be paid at the same time that the first installment above is made.

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

Pursuant to the Lease Agreement, RM agreed to lease certain specified pieces of mining equipment valued at approximately $5,370,000 to the Mine Operator for a term of ten years.  The lease term will be automatically extended for one year unless either of the parties provides 90 days written notice of its intention not to extend the term.  Under the Lease Agreement, the Mine Operator is obligated to make monthly lease payments equal to 30% of the net income from ore production from certain specified properties.

Pursuant to the Financing Agreements, the obligations of the Mine Operator will be secured by certain ore deposits and 50% of the net income from ore production during the term of the agreements. In addition, at the end of the second year of the term of the respective agreements, provided the Mine Operator has satisfied certain audit and financial conditions, RM has committed to cancelling the loan and contributing the leased equipment to a new company to be formed with the Mine Operator in exchange for a 50% interest in the net income from the ore produced on the specified properties.

In addition, the Financing Agreements provide that RM is subject to penalty payments in an amount equal to 20% of the disbursement amount, in the case of the Loan Agreement, or 20% of the prior month’s lease payment, in the case of the Lease Agreement, for failure to perform its obligations under the respective agreements.

The Company’s ability to perform its obligations under the Financing Agreements is dependent upon its ability to obtain sufficient debt or equity financing in a timely manner and in an amount sufficient to enable the Company to meet its contractual obligations.  There can be no assurances that the Company will be able to obtain such funding when needed, or that such funding, if available, will be obtainable on terms acceptable to the Company.

Note 3 – Notes Payable

During the six months ended June 30, 2011, the Company offered in a private placement units (the “Investment Units”) consisting of 10% promissory notes in the principal amount of $50,000 and 156,250 shares of common stock for a purchase price of $50,000 per Investment Unit.  At June 30, 2011, the Company had sold an additional $475,000 of Investment Units and issued an aggregate of 1,484,377 shares of the Company’s common stock, at a total fair value of $148,438 (fair value was determined to be $0.10 per share, based on the current market price for the Company’s common stock at such time).

On June 1, 2011, all of the outstanding promissory notes were amended as to their maturity dates. Each note matures (A) on the earlier of (i) the date on which the Company consummates one or more offerings of debt or equity securities with aggregate net proceeds to the Company of at least $10,000,000, or (ii) August 31, 2011 (the earlier of (i) or (ii), the “Initial Principal Payment Date”) approximately fifty-percent of the principal sum of the Investment Unit is due and (B) on the six month anniversary of the Initial Principal Payment Date, the remaining principal amount is due, together with interest upon the principal hereof at the rate of 10% per annum.

Note 4 – Stock Options

On February 25, 2011, the Company amended a consulting agreement to change the grant of stock options from 750,000 shares to 2,000,000 shares exercisable at $0.001 per share. The stock option expense for the three and six months ended June 30, 2011 and 2010, was $51,422, $9,281, $118,469 and $9,281, respectively.

Note 5 – Stockholders’ equity

During the six months ended June 30, 2011, the majority stockholder of the Company transferred from his personal holdings 1,312,313 shares of the Company’s common stock to consultants who performed services for the Company. The shares had a total fair value of $131,231 (fair value was determined to be $0.10 per share, based on the current market price for the Company’s common stock at such time). The fair value of $131,231 was deemed to be a capital contribution by the stockholder and recorded as an expense for the services provided to the Company.

Note 6 – Commitments and Contingencies

In June 2011, the Company entered into an operating lease for a corporate apartment. The lease is for a two year period with thirty day notice to terminate the lease. The monthly lease payments are $1,200.

Note 7- Restatement of June 30, 2010 Financial Statements

During the course of preparing for the audit for the year ended December 31, 2010, management of the Company discovered several transactions that were not properly accounted for on the books of the Company for 2010. During 2010, the Company’s Chief Executive Officer, who is also the majority stockholder of the Company, transferred shares from his personal holdings of the Company's common stock to certain individuals in exchange for services that such individuals performed for the Company, and he also sold shares from his personal holdings of the Company's common stock and used the proceeds of such sales to pay for certain operating expenses that the Company had incurred.

In addition, during 2010, the Company also sold investment units consisting of a promissory note with an interest rate of 10% per annum and shares of common stock. For every $50,000 aggregate principal amount of promissory notes purchased, the investors received 156,250 shares of common stock. The Company had recorded the estimated fair value of the unit shares issued at a price that was above the then-current market value of the Company's common stock. The required accounting adjustments for these transactions will be to decrease the recorded expense and debit additional paid in capital for the estimated fair value of the Company's common stock on the date of issuance.

Subsequent to the issuance of the 2010 financial statements, management determined the following transactions were not recorded:

Note (1) Additional Paid-In capital was adjusted as follows:

Expenses paid by stockholder in 2009	$56,125
Expenses paid by stockholder in 2010	66,875
Adjusted the fair value of shares issued with notes payable	(309,375)
Adjusted the fair value of shares issued for services	(77,000)
Fair value of stock options	9,281
Cost inadvertently classified as stock offering costs	54,494
Total	$(199,600)

 Note (2) Accumulated deficit was adjusted as follows:

Expenses paid by stockholder in 2009	$(56,125)
Expenses paid by stockholder in 2010	(66,875)
Adjusted the fair value of shares issued with notes payable	309,375
Adjusted the fair value of shares issued for services	77,000
Cost inadvertently classified as stock offering costs	(54,494)
Stock option expense	(9,281)
Over accrual of amounts due to stockholder	5,000
Total	$204,600

The financial statements have been revised to accurately record the dates of the expenses. Accordingly, the Company’s consolidated balance sheet, statement of operations, statement of changes in stockholders’ deficit, and statement of cash flows for the six months ended June 30, 2010 have been revised as follows:

	Restated June 30, 2010	Original June 30, 2010	Effect of Changes

Current Assets
Cash	$21,101	$21,101	$-
Total Assets	$21,101	$21,101	$-

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$189,074	$189,074	$-
Accrued liabilities – related party	31,456	36,456	(5,000	)(2)
Notes payable – related party	450,000	450,000	-
Total Liabilities	670,530	675,530	(5,000)

Stockholders’ Equity (Deficit)
Preferred stock - $0.001 par value, 10,000,000 shares authorized. None issued and outstanding	-	-	-
Common stock - $0.001 par value, 100,000,000 shares authorized 23,506,254 shares issued and outstanding	23,506	23,506	-
Additional paid-in capital	347,552	547,152	199,600	(1)
Deficit accumulated during the development stage	(1,020,487)	(1,225,087)	(204,600	)(2)
Total Stockholders’ Equity (Deficit)	(649,429)	(654,429)	5,000
Total Liabilities and Stockholders’ Equity (Deficit)	$21,101	$21,101	$-

	Six Months Ended June 30			Effect of Change
	2010	2010
	(Restated)	(Original)
Revenues	$-	$-		$-
Expenses
General and administrative costs	413,731	365,081		48,650	(2)
Loss from operations	(413,731)	(365,080	1)	(48,650)
Other Expense
Interest Expense	(154,580)	(463,955)		309,375	(2)
Loss before Provision for Income Taxes	(568,311)	(829,036)		260,725
Provision for Income Taxes	-	-		-
Net Loss	$(568,311)	$(829,036)		$260,725

Basic and Diluted Net Loss per share:	$(0.03)	$(0.04)
Basic and Diluted Weighted Average Common Shares Outstanding	22,600,177	22,600,177

	Six Months Ended June 30,		Effect of
	2010	2010	Change
	(Restated)	(Original)

Cash Flows from Operating Activities:
Net Loss	$(568,311)	$(829,036)	$(260,725)
Adjustments to reconcile Net Loss to Net Cash used in Operating Activities:
Expenses paid by majority stockholder	67,145	-	(67,145	)(1)
Fair value of shares issued for compensation	35,000	81,551	46,551
Fair value of shares issued with notes payable	140,625	450,000	309,375
Stock option expense	9,281	-	(9,281)
Cancellation of shares	(250)	(250)	-
Changes in Operating Assets and Liabilities:
Deferred debt issuance costs	23,775	-	(23,775)
Contract payable to stockholder	(250,000)	(250,000)	-
Accounts payable	82,380	82,380	-
Accrued liabilities – related party	31,456	36,456	5,000	(2)
Net Cash (Used) by Operating Activities	(428,899)	(428,899)	-

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds from the issuance of notes payable	450,000	450,000	-

Net Increase in Cash	21,101	21,101	-

Cash, Beginning of Period	-	-	-
Cash, End of Period	$21,101	$21,101	$-

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-

Note 8 - Subsequent events

Issuance of Notes Payable and Common Stock

The Company issued $37,500 of investment units that consist of promissory notes with an interest rate of 10% per annum and 117,188 shares of common stock.  In addition, the Company issued an additional 117,188 shares to the investor as an incentive for the investment and 37,500 shares to an individual as a finder’s fee in connection with this investment.

In July 2011, the Company offered up to $250,000 aggregate principal amount of 10% promissory notes (the “Notes”) of the Company, and 1,953,125 shares of the Company’s common stock.  For every $50,000 principal amount of Notes purchased, the subscriber shall receive 390,625 shares of common stock. The Company has issued $250,000 aggregate principal amount of Notes and 1,953,125 shares of common stocks. The notes mature (A) on the earlier of (i) the date on which the Company consummates one or more offerings of debt or equity securities with aggregate net proceeds to the Company of at least $10,000,000, or (ii) August 31, 2011 (the earlier of (i) or (ii), the “Initial Principal Payment Date”) approximately fifty-percent of the principal sum of the Note is due and (B) on the six month anniversary of the Initial Principal Payment Date, the remaining principal amount of the Note is due, together with interest upon the principal hereof at the rate of 10% per annum.  The Company also issued 140,000 shares of common stock and made a cash payment of $10,500 to an individual as a fee in connection with the investment by certain investors. In addition, the Company issued 78,125 shares to an investor as an incentive for their investment.

Issuance of Stock Options

In August 2011, the Company granted its President and Chief Executive Officer a stock option to purchase 2,225,000 shares of the Company’s common stock at a purchase price of $0.10 per share. The grant vests over six months and has a five-year term.

Amendments to Lease and Loan Agreements

In order to facilitate a potential loan to the Company by an institutional investor, on August 4, 2011, RM and Mine Operator entered into the First Amendment and Restatement of the Loan Agreement (the “RM Loan Amendment”) and the First Amendment and Restatement of the Lease Agreement (the “RM Lease Amendment” and collectively with the RM Loan Amendment, the “Amendments”), which amended and restated the existing loan agreement and lease agreement between the parties.  The RM Loan Amendment provides, among other things, that the proposed loan from RM to the Mine Operator will now be made on or prior to September 4, 2011.  In addition, the amendment eliminated the requirement that RM pay a $300,000 late fee in the event RM fails to make the loan to the Mine Operator on a timely basis.

The RM Loan Amendment also provides that if the interest payments received by the Company under the RM Loan Amendment or the lease payments under the RM Lease Amendment are insufficient for the Company to satisfy its obligations under the proposed loan agreement (the “Proposed Loan Agreement”) with the Company’s potential investor or the Company cannot otherwise meet its financial obligations under the Proposed Loan Agreement, then additional loans to the Mine Operator will be suspended and the Mine Operator will defer any profit payments from the mining operations, up to the amount of the Company’s shortfall under the Proposed Loan Agreement, that the Mine Operator would otherwise be entitled to receive, and such amounts will be placed in a separate account and used to satisfy the Company’s shortfall.  Any such deferred profits will accrue interest at a rate of 10% per annum and will be paid to the Mine Operator from the Company’s future profits.  The RM Loan Amendment also provides for additional events of termination, such as the bankruptcy of the Mine Operator or an assignment by the Mine Operator of its assets or obligations under the RM Loan Amendment without the consent of RM.

The RM Lease Amendment also provides that RM may now, in addition to its other termination rights under such lease agreement, terminate the lease upon an assignment by the Mine Operator of the leased equipment or its obligations under the RM Lease Agreement without the consent of RM, or if the Mine Operator fails to comply with any decision of an administrative or judicial authority in a manner that adversely impacts the lease.

Under the Amendments, the Mine Operator made additional representations and warranties regarding, among other things, its due formation, corporate authorization, capacity and title to its mining operations.

The Amendments also subordinated RM’s security interest in certain ore deposits of the Mine Operator to the proposed security interest of the potential investor in the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

When used in this discussion, the words “expect(s)”, “feel(s)”, “believe(s)”, “will”, “may”, “anticipate(s)” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, and are urged to carefully review and consider the various disclosures elsewhere in this Report.

Results of Operations

The Company had no source of revenue and no sales for the three and six months ended June 30, 2011.  The Company currently has no source of revenue. It is looking for opportunities to create revenue and is seeking to raise sufficient funds to begin to execute on its business plan.

General and administrative expenses for the three months ended June 30, 2011 and 2010 were approximately $733,000 and $153,000, respectively.  These costs were made up of audit fees, legal fees, consulting fees, the fair value of shares issued with promissory notes along with travel expenses incurred for the sourcing of business opportunities in the Company’s intended line of business.  The costs also include a late fee of $300,000, which was at such time being accrued to extend the loan agreement.

General and administrative expenses for the six months ended June 30, 2011 and 2010 were approximately $1,007,000 and $414,000, respectively.  These costs were made up of audit fees, legal fees, consulting fees, the fair value of shares issued with promissory notes along with travel expenses incurred for the sourcing of business opportunities in the Company’s intended line of business. The costs also include a late fee of $300,000, which was at such time being accrued to extend the loan agreement.

 Liquidity and Capital Resources

The Company has financed its operations to date primarily through private placements of notes payable.  During the six months ended June 30, 2011, the Company issued $475,000 aggregate principal amount of notes payable. Subsequent to June 30, 2011, the Company issued $287,500 in aggregate principal amount of notes payable.  This inflow of cash has been and is expected to be used by the Company to further its business development activities

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) under the Exchange Act, as of June 30, 2011 to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2011, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below and previously reported in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

The material weakness described above still exists and caused management to conclude that, as of June 30, 2011, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level.  Management is still in the process of remediating this material weakness, but expects that it will not be able to add additional accounting personnel until it is able to raise sufficient operating capital to begin to execute on its business plan.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2011, the Company, in six separate transactions, issued an aggregate of 390,626 shares of restricted, unregistered common stock to five investors in a private placement in connection with the issuance of 10% promissory notes in the aggregate principal amount of $125,000.

In June 2011, the Company, in two separate transactions, issued an aggregate of 507,812 shares of restricted, unregistered common stock to two investors in a private placement in connection with the issuance of 10% promissory notes in the aggregate principal amount of $162,500.

In July 2011, the Company issued in one transaction, an aggregate of 234,376 shares of restricted, unregistered common stock to one investor in a private placement in connection with the issuance of 10% promissory notes in the aggregate principal amount of $37,500.  In addition the company issued 37,500 shares of restricted, unregistered common stock to an individual as a fee in connection with the issuance of 10% promissory notes.

The information set forth under Item 5 of this Report under the caption “Bridge Offering” is incorporated herein by reference thereto.

Each of the above-referenced transactions was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 5. Other Information

Bridge Offering

In July 2011, the Company commenced an offering of up to $250,000 aggregate principal amount of 10% Promissory Notes (the “Notes”) of the Company and 1,953,125 shares of the Company’s common stock accredited investors in a private placement.  The Company has completed the offering and has issued to the investors $250,000 aggregate principal amount of Notes and 1,953,125 shares of common stock.  Fifty percent (50%) of the principal amount of each Note is due and payable on the earlier of (i) the date on which the Company consummates one or more offerings of debt or equity securities with aggregate net proceeds to the Company of at least $10,000,000, or (ii) August 31, 2011 (the earlier of (i) or (ii), the “Initial Principal Payment Date”) and the remaining fifty percent (50%) of the principal amount of each Note is due on the six month anniversary of the Initial Principal Payment Date, together with all accrued interest on the Notes at the rate of 10% per annum.  In addition, the Company issued an aggregate of 195,313 shares to two investors as an incentive for their additional investment in the Company.

In connection with this offering an individual received 140,000 shares of the Company’s  common stock and cash of $10,500, representing 7.5% of the 140,000 such individual raised on behalf of the Company in this offering.

Amendment and Restatement of RHI Mineracao Ltda. Loan and Equipment Lease Agreements

In order to facilitate a potential loan to the Company by an institutional investor, on August 4, 2011, RHI Mineracao Ltda, the Company’s majority-owned subsidiary (formerly know as Mineral Parceiros EM Mineracao Ltda) (“RM”) and Reginaldo Luiz De Almeida Ferreira-ME (the “Mine Operator”) entered into the First Amendment and Restatement of the Loan Agreement ( the “RM Loan Amendment” ) and the First Amendment and Restatement of the Lease Agreement ( the “RM Lease Amendment” and collectively with the RM Loan Amendment, the “Amendments”), which amended and restated the existing loan agreement and lease agreement between the parties.  The RM Loan Amendment provides, among other things, that the proposed loan from RM to the Mine Operator  will now be made on or prior to September 4, 2011.  In addition, the amendment eliminated the requirement that RM pay a $300,000 late fee in the event RM fails to make the loan to the Mine Operator on a timely basis.

The RM Loan Amendment also provides that if the interest payments received by the Company under the RM Loan Amendment or the lease payments under the RM Lease Amendment are insufficient for the Company to satisfy its obligations under the proposed loan agreement (the “Proposed Loan Agreement”) with the Company’s potential investor or the Company cannot otherwise meet its financial obligations under the Proposed Loan Agreement, then additional loans to the Mine Operator will be suspended and the Mine Operator will defer any profit payments from the mining operations, up to the amount of the Company’s shortfall under the Proposed Loan Agreement, that the Mine Operator would otherwise be entitled to receive, and such amounts will be placed in a separate account and used to satisfy the Company’s shortfall.  Any such deferred profits will accrue interest at a rate of 10% per annum and will be paid to the Mine Operator from the Company’s future profits.  The RM Loan Amendment also provides for additional events of termination, such as the bankruptcy of the Mine Operator or an assignment by the Mine Operator of its assets or obligations under the RM Loan Amendment without the consent of RM.

The RM Lease Amendment also provides that RM may now, in addition to its other termination rights under such lease agreement, terminate the lease upon an assignment by the Mine Operator of the leased equipment or its obligations under the RM Lease Agreement without the consent of RM, or if the Mine Operator fails to comply with any decision of an administrative or judicial authority in a manner that adversely impacts the lease.

Under the Amendments, the Mine Operator made additional representations and warranties regarding, among other things, its due formation, corporate authorization, capacity and title to its mining operations.

The Amendments also subordinated RM’s security interest in certain ore deposits of the Mine Operator to the proposed security interest of the potential investor in the Company.

Item 6. Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Resource Holdings, Inc.

August 19, 2011	By:	/s/ Michael B. Campbell
Michael B. Campbell, Chief Executive Officer
(Principal Executive Officer)

August 19, 2011	By:	/s/ Dean S. Skupen
Dean S. Skupen, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	First Amendment and Restatement to Loan Agreement between RHI Mineracao Ltda. and Reginaldo Luiz De Almeida Ferreira-ME, dated August 4, 2011 (English Translation).*

10.2	First Amendment and Restatement to Lease Agreement, between RHI Mineracao Ltda. and Reginaldo Luiz De Almeida Ferreira-ME, dated August 4, 2011 (English Translation). *

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).*
______________
*	Filed herewith.