Form 10-Q/A
period 2011-06-30
RESOURCE HOLDINGS, INC.
filed 2011-09-16
CIK 1439746

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

EXPLANATORY NOTE

Resource Holdings, Inc. is filing this Amendment No. 1 (the “Amendment No. 1”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, which was originally filed on August 19, 2011 (the “Original Filing”) for the sole purpose of furnishing Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). As required by Rule 405(a)(2)(ii) of Regulation ST, Exhibit 101 was required to be furnished by amendment within 30 days of the due date of the Original Filing.

No other changes have been made to the Original Filing. This Amendment No.1 does not reflect events that may have occurred subsequent to the Original Filing date, and does not modify or update in any way disclosures made in the Form 10-Q for the fiscal quarter ended June 30, 2011.

Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6. Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Resource Holdings, Inc.

September 15, 2011	By:	/s/ Michael B. Campbell
Michael B. Campbell, Chief Executive Officer
(Principal Executive Officer)

September 15, 2011	By:	/s/ Dean S. Skupen
Dean S. Skupen, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	First Amendment and Restatement to Loan Agreement between RHI Mineracao Ltda. and Reginaldo Luiz De Almeida Ferreira-ME, dated August 4, 2011 (English Translation).*

10.2	First Amendment and Restatement to Lease Agreement, between RHI Mineracao Ltda. and Reginaldo Luiz De Almeida Ferreira-ME, dated August 4, 2011 (English Translation). *

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document. **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. **

__________________________
*	These exhibits were previously filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 19, 2011.

**
XBRL (eXtensbile Business Reporting Language) interactive data files are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.