Form 10-Q
period 2011-09-30
RESOURCE HOLDINGS, INC.
filed 2011-11-14
CIK 1439746

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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
Yes ☐ No ☒

There were 35,113,670 shares of common stock, $0.001 par value, issued and outstanding as of November 11, 2011.

RESOURCE HOLDINGS, INC.

(A Development Stage Company)

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2011

TABLE OF CONTENTS

Page
PART I-FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010	1
Consolidated Statements of Operations (unaudited) for the Three and Nine Months Ended September 30, 2011 and 2010 and from the date of bankruptcy settlement to September 30, 2011 (unaudited)	2
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) from the date of bankruptcy settlement to September 30, 2011 (unaudited)	3
Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2011and 2010 and from the date of bankruptcy settlement to September 30, 2011	4
Notes to Consolidated Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 4. Controls and Procedures	14
PART II - OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 6. Exhibits	16
Signatures	16

ii

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

RESOURCE HOLDINGS, INC. and SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)

ASSETS
Current Assets
Cash	$26,791	$14,707
Prepaid Expenses	1,200	-
Debt Offering Costs	305,000	-
Total Current Assets	$332,991	$14,707

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$749,669	$279,488
Accrued liabilities – related party	159,051	107,681
Notes payable – related party	1,525,000	687,500

Total Current Liabilities	2,433,720	1,074,669

Stockholders' Deficit
Common stock - $0.001 par value; 100,000,000 shares authorized; 28,841,571 and 24,498,441 shares issued and outstanding	28,842	24,498
Additional paid-in-capital	1,526,135	715,292
Deficit accumulated during the development stage	(3,655,706)	(1,799,752)

Total Stockholders' Deficit	(2,100,729)	(1,059,962)

Total Liabilities and Stockholders' Deficit	$332,991	$14,707

RESOURCE HOLDINGS, INC. and SUBSIDARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 AND THE
PERIOD FROM
THE DATE OF BANKRUPTCY SETTLEMENT TO SEPTEMBER 30, 2011
(UNAUDITED)

	For the Three Months Ended September 30		For the Nine Months Ended September 30		Period from August 1, 2007 (date of bankruptcy settlement) through September 30,
	2011	2010	2011	2010	2011
	(Unaudited)	(Restated)	(Unaudited)	(Restated)	(Unaudited)
Revenues	$-	$-	$-	$-	$-

Expenses:
General and Administrative Expenses	661,006	496,343	1,668,021	910,074	3,199,748

Operating Loss	(661,006)	(496,343)	(1,668,021)	(910,074)	(3,199,748)
Other Income (Expense)
Interest Expense	(298,797)	(80,033)	(487,933)	(234,613)	(746,958)
Impairment of Goodwill From Acquisition of Trans Global Operations, Inc.	-	-	-	-	(9,000)
Gain on Extinguishment of Debt	300,000	-	300,000	-	300,000
Loss before Provision for Income Taxes	(659,803)	(576,376)	(1,855,954)	(1,144,687)	(3,655,706)
Provision for Income Taxes	-	-	-	-	-
Net Loss	$(659,803)	$(576,376)	$(1,855,954)	$(1,144,687)	$(3,655,706)

Basic and Diluted Net Loss Per Share:	$(0.03)	$(0.02)	$(0.07)	$(0.05)
Basic and Diluted Weighted Average Common Shares Outstanding	27,871,571	23,810,687	26,085,182	22,600,177

The accompanying notes are an integral part of these condensed financial statements.

RESOURCE HOLDINGS, INC and SUBSIDARY
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
Period August 1, 2007 (date of Bankruptcy settlement) through September 30, 2011

	Common Stock		Additional paid-in capital	Deficit accumulated during the development Stage
	Shares	Amount			Total
Stock issued pursuant to plan of reorganization at bankruptcy settlement date on August 1, 2007	500,004	$500	$500	$-	$1,000
Net loss	-	-	-	-	-
Balance December 31,2007	500,004	500	500	-	1,000

Net loss	-	-	-	(11,977)	(11,977)
Balance December 31, 2008	500,004	500	500	(11,977)	(10,977)

Stock issued in share exchange agreement with Trans Global operations, Inc on August 10, 2009	4,500,000	4,500	4,500	-	9,000
Sale of common stock for cash on November 5, 2009	20,000,000	20,000	-	-	20,000
Common stock surrender by former controlling stockholder on November 5, 2009	(3,000,000)	(3,000)	(3,000)	-	(6,000)
Working capital loan forgiven by stockholder	-	-	39,132	-	39,132
Capital contribution by stockholder (restated)	-	-	56,125	-	56,125
Net loss (restated)	-	-	-	(440,199)	(440,199)
Balance December 31, 2009 (restated)	22,000,004	22,000	97,257	(452,176)	(332,919)

Shares issued with notes payable March 2010	1,093,750	1,094	108,281	-	109,375
Shares issued for services March 2010	350,000	350	34,650	-	35,000
Shares cancelled March 2010	(250,000)	(250)	-	-	(250)
Shares issued with notes payable April 2010	312,500	312	30,938	-	31,250
Shares issued with notes payable July 2010	156,250	156	15,469	-	15,625
Shares issued for services July 2010	250,000	250	24,750	-	25,000
Shares issued with notes payable August 2010	156,250	156	15,469	-	15,625
Shares issued with notes payable September 2010	351,562	352	34,804	-	35,156
Shares issued with notes payable December 2010	78,125	78	7,735	-	7,813
Expenses paid by stockholder	-	-	293,124	-	293,124
Option expense	-	-	52,815		52,815
Net loss	-	-	-	(1,347,576)	(1,347,576)
Balance December 31, 2010	24,498,441	$24,498	$715,292	$(1,799,752)	$(1,059,962)

Shares issued with notes payable January 2011 (unaudited)	78,125	78	7,734	-	7,813
Shares issued with notes payable February 2011 (unaudited)	312,500	313	30,938	-	31,250
Shares issued with notes payable March 2011 (unaudited)	195,313	195	19,336	-	19,531
Shares issued with notes payable April 2011 (unaudited)	390,626	391	38,672	-	39,063
Shares issued with notes payable May 2011 (unaudited)	507,813	508	50,273	-	50,781
Shares issued with notes payable July 2011 (unaudited)	1,308,595	1,309	129,551	-	130,860
Shares issued with notes payable August 2011 (unaudited)	1,230,469	1,230	121,816	-	123,046
Shares issued for compensation August 2011 (unaudited)	177,500	178	17,573	-	17,751
Shares issued with notes payable September 2011 (unaudited)	117,189	117	11,602	-	11,719
Shares issued for compensation September 2011 (unaudited)	25,000	25	2,475	-	2,500
Expenses paid by stockholder (unaudited)	-	-	151,731	-	151,731
Option expenses (unaudited)	-	-	229,142	-	229,142
Net loss (unaudited)	-	-	-	(1,855,954)	(1,855,954)
Balance September 30, 2011 (unaudited)	28,841,571	$28,842	$1,526,135	$(3,655,706)	$(2,100,729)

RESOURCE HOLDINGS, INC. and SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
AND THE PERIOD FROM DATE OF BANKRUPTCY SETTLEMENT TO SEPTEMBER 30, 2011
(UNAUDITED)

	Nine Months Ended September 30,		Period from August 1, 2007 (date of bankruptcy settlement) through September 30,
	2011	2010	2011
	(Unaudited)	(Restated)
Cash Flows from Operating Activities:
Net Loss	$(1,855,954)	$(1,144,687)	$(3,655,706)
Adjustments to reconcile Net Loss to Net Cash used in Operating Activities:
Expenses paid by stockholder	151,731	293,125	500,980
Stock option expense	229,142	28,065	281,957
Fair value of shares issued for compensation	20,251	60,000	80,251
Fair value of shares issued with notes payable	414,063	207,031	628,907
Impairment of goodwill from acquisition of Trans Global Operations, Inc.	-	-	9,000
Cancellation of shares	-	(250)	(250)
Changes in Operating Assets and Liabilities:
Prepaid expenses	(1,200)	-	(1,200)
Deferred offering costs	-	23,775	-
Accounts payable and accrued expenses	370,181	147,460	649,669
Accrued liabilities – related party	51,370	65,082	159,051
Contract payable to shareholder	-	(250,000)	-
Net Cash Used in Operating Activities	(620,416)	(570,399)	(1,347,341)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Cash proceeds from issuance of notes payable	837,500	662,500	1,525,000
Prepaid debt offering costs	(205,000)	-	(205,000)
Cash funded from bankruptcy trust	-	-	1,000
Cash repaid to former stockholder	-	-	(20,000)
Cash advanced by former stockholder	-	-	53,132
Proceeds from sale of common stock	-	-	20,000
Net Cash Provided by Financing Activities:	632,500	662,500	1,374,132

Net Increase(Decrease) in Cash	12,084	92,101	26,791

Cash, Beginning of Period	14,707	-	-

Cash, End of Period	$26,791	$92,101	$26,791

Non – Cash Items:
Accrued debt offering costs	$100,000	$-	$100,000

Resource Holdings, Inc. and Subsidiary
(A Development Stage Company)

Notes to Consolidated Financial Statements
September 30, 2011

Note 1 – Description of Business and Summary of Significant Accounting Policies

Description of Business

At September 30, 2011, Resource Holdings, Inc. and its majority-owned subsidiary (collectively, the “Company”) was a development stage company without significant assets or activity. However, the Company plans to engage in the business of providing mining equipment and working capital to small-to-medium sized gold mining operations, and subsequent to September 30, 2011 entered into its first transaction. As of October 6, 2011, the Company completed its steps required to exit the development stage (See Note-9 Subsequent Events).

The Company’s management has analyzed several small-to-medium sized gold mining operations in the Mato Grosso region of Brazil and has determined that the majority of such mining operations are utilizing equipment that is based on 30-40 year old technology and on average recovers less than 35% of the gold in the ore being processed. In most cases, these mining operations are under-capitalized and have neither the technical backgrounds nor the financial capacity to expand their current operations. Management believes there is an opportunity to provide these mining operations with modern, advanced recovery and reprocessing equipment that can increase their production by approximately 50% to 150%. Management believes that providing these mining companies with updated equipment and financing will enable such companies to produce gold at a more rapid pace. In exchange for providing capital for, or for leasing, the mining equipment and for providing working capital, management of the Company anticipates receiving fees and interest on financing loans equal to a percentage of the profits generated from the mining operations.

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

Unaudited Interim Financial Statements

The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Rule 8-01 of Regulation S-X, and should be read in conjunction with the consolidated financial statements and related notes of the Company filed in its 2010 Annual Report on Form 10-K. The financial statements as of September 30, 2011 and for the nine months ended September 30, 2011 and 2010 presented in this Quarterly Report on Form 10-Q are unaudited; however, in the opinion of management such financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

Liquidity and Capital Resources

The Company’s accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these consolidated financial statements.  The Company’s continued existence is dependent upon its ability to affect its business plan and generate sufficient cash flows from operations to support its daily operations, as well as to provide sufficient resources to retire existing liabilities and obligations on a timely basis.  The Company anticipates affecting future sales of debt or equity securities to execute its plans to fund expansion of additional gold mines.  However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional debt or equity securities or that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

Further, the Company faces considerable risk in its business plan and a potential shortfall of funding due to the Company’s inability to raise capital in the debt and equity securities market.  If no additional capital is raised, the Company will rely solely on interest payments generated by the Reginaldo mine for its (See Note 9 Subsequent Events) operating capital during the next twelve months, and if this is not sufficient, the Company will be forced to rely on existing cash in the bank and or to scale back operations until such time that it generates more revenues or raises additional capital, which raises substantial doubt about the Company’s ability to continue as a going concern.

In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities.  Without necessary cash flow, the Company may have to scale back operations and expansion plans during the next twelve months, or until such time as necessary funds can be raised in the equity securities market. However, the Company believes that the interest payments that will be generated from its loan to the Reginaldo mine will generate sufficient working capital necessary to support and preserve the integrity of the corporate entity until such time that additional capital can be raised to continue executing its business plan.

While the Company is of the opinion that good faith estimates of the Company’s ability to secure additional capital in the future to reach its goals have been made, there is no guarantee that the Company will generate sufficient revenues to sustain operations or receive additional funding  to implement its business plan.  The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Note 2 – Proposed Initial Operating Transaction

In connection with the commencement of the Company’s business plan, on April 4, 2011, the Company, through RM, entered into an Equipment Lease Agreement and a Loan Agreement, as amended on May 13, 2011, further amended on June 23, 2011, restated on August 4, 2011, and terminated by a Termination Agreement dated September 21, 2011 and superseded by the “Brazilian Loan Agreement” on September 21, 2011. See Note 9, Subsequent Events.

In connection with the Senior Secured Note Agreement (Note 9 - Subsequent Events), the company incurred $305,000 of the direct costs associated with the transaction. The costs will be expensed, using the effective interest method, over the expected life of the note.

Note 3 – Debt Offering Costs

In connection with the Senior Secured Note Agreement (Note 9- Subsequent Events), the Company incurred $305,000 of direct cost associate with the transaction. The cost will be expensed, using the effective interest method, over the expected life of the note.

Note 4 – Notes Payable

During the nine months ended September 30, 2011, the Company offered in a private placement units (the “Investment Units”) consisting of 10% promissory notes in the principal amount of $50,000 and 156,250 shares of common stock for a purchase price of $50,000 per Investment Unit.  During the nine months ended September 30, 2011, the Company sold an additional $837,500 of Investment Units and issued an aggregate of 4,140,630 shares of the Company’s common stock, at a total fair value of $414,063 (fair value was determined to be $0.10 per share, based on the market price for the Company’s common stock at such time).

On June 1, 2011, all of the outstanding promissory notes were amended as to their maturity dates. Each note matures (A) as to 50% of the principal amount on the earlier of (i) the date on which the Company consummates one or more offerings of debt or equity securities with aggregate net proceeds to the Company of at least $10,000,000, or (ii) August 31, 2011 (the earlier of (i) or (ii), the “Initial Principal Payment Date”) and (B) as to the remaining principal amount, together with all accrued interest at the rate of 10% per annum, on the six month anniversary of the Initial Principal Payment Date.

In October 2011, the Company repaid an aggregate of $725,000, of the principal amount of the notes, which represented 50% of the aggregate principal amount of the outstanding notes at that time.

Note 5 – Stock Options

On February 25, 2011, the Company amended a consulting agreement to change the grant of stock options from 750,000 shares to 2,000,000 shares exercisable at $0.001 per share.

In August 2011, the Company issued to its Chief Executive Officer an option to purchase 2,500,000 shares of the Company’s common stock at $0.10 per share. The options vest over a six month period and expire in five years.

In September 2011, the Company issued to its Vice President of Mining Operations an option to purchase 250,000 shares of the Company’s common stock at $0.10 per share. Of such options, options to purchase 125,000 shares vest at the end of the first year and options to purchase the remaining 125,000 shares vest at the end of the second year.

The stock option expense for the nine months ended September 30, 2011 and 2010 was approximately $214,000, and $28,000, respectively.  The stock option expense for the three months ended September 30, 2011 and 2010 was approximately $111,000 and $19,000, respectively.

Note 6 – Stockholders’ equity

During the nine months ended September 30, 2011, the majority stockholder of the Company transferred from his personal holdings 1,517,313 shares of the Company’s common stock to consultants who performed services for the Company. The shares had a total fair value of approximately $152,000 (fair value was determined to be $0.10 per share, based on the market price for the Company’s common stock at such time). The fair value of approximately $152,000 was deemed to be a capital contribution by the stockholder and recorded as an expense for the services provided to the Company.

Note 7 – Commitments and Contingencies

In June 2011, the Company entered into an operating lease for a corporate apartment. The lease is for a two-year period with thirty-day notice to terminate the lease. The monthly lease payments are $1,200.

Note 8 - Restatement of September 30, 2010 Financial Statements

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

Subsequent to the issuance of the 2010 financial statements, management determined the following transactions were not recorded:

Note (1) Additional Paid-In capital was adjusted as follows:

Expenses paid by stockholder in 2009	$56,125
Expenses paid by stockholder in 2010	293,125
Adjusted the fair value of shares issued with notes payable	(445,569)
Adjusted the fair value of shares issued for services	(62,404)
Fair value of stock options	27,798
Cost inadvertently classified as stock offering costs	54,494
Total	$(76,431)

Note (2) Accumulated deficit was adjusted as follows:

Expenses paid by stockholder in 2009	$(56,125)
Expenses paid by stockholder in 2010	(293,125)
Adjusted the fair value of shares issued with notes payable	445,569
Adjusted the fair value of shares issued for services	62,404
Cost inadvertently classified as stock offering costs	(54,494)
Stock option expense	(27,798)
Over accrual of amounts due to stockholder	5,000
Miscellaneous	(1,087)
Total	$80,344

The financial statements have been revised to accurately record the dates of the expenses. Accordingly, the Company’s consolidated balance sheet, statement of operations, statement of changes in stockholders’ deficit, and statement of cash flows for the nine months ended September 30, 2010 have been revised as follows:

	Restated September 30, 2010	Original September 30, 2010	Effect of Changes

Current Assets
Cash	$92,101	$92,101	$-
Total Assets	$92,101	$92,101	$-

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$254,155	$253,318	$837	(2)
Accrued liabilities – related party	65,082	70,082	(5,000	)(2)
Notes payable – related party	662,500	662,500	-
Total Liabilities	981,736	985,900	(4,163)

Stockholders’ Equity (Deficit)
Preferred stock - $0.001 par value, 10,000,000 shares authorized. None issued and outstanding	-	-	-
Common stock - $0.001 par value, 100,000,000 shares authorized 23,506,254 shares issued and outstanding	24,420	24,170	250	(2)
Additional paid-in capital	682,807	759,238	(76,431	)(1)
Deficit accumulated during the development stage	(1,596,863)	(1,677,207)	80,344	(2)
Total Stockholders’ Equity (Deficit)	(889,636)	(893,799)	4,163
Total Liabilities and Stockholders’ Equity (Deficit)	$92,101	$92,101	$-

	Nine Months Ended September 30		Effect of Change
	2010	2010
	(Restated)	(Original)
Revenues	$-	$-	$-
Expenses
General and administrative costs	910,074	591,074	319,000	(2)
Loss from operations	(910,074)	(591,074)	(319,000)
Other Expense
Interest Expense	(234,613)	(690,082)	455,496	(2)
Loss before Provision for Income Taxes	(1,144,687)	(1,281,156)	136,496
Provision for Income Taxes	-	-	-
Net Loss	$(1,144,687)	$(1,281,156)	$136,496

Basic and Diluted Net Loss per share:	$(0.05)	$(0.04)	136,496
Basic and Diluted Weighted Average Common Shares Outstanding	22,600,177	22,600,177

	Nine Months Ended September 30,		Effect of
	2010	2010	Change
	(Restated)	(Original)

Cash Flows from Operating Activities:
Net Loss	$(1,144,687)	$(1,281,156)	$(136,469)
Adjustments to reconcile Net Loss to Net Cash used in Operating Activities:
Expenses paid by majority stockholder	293,125	-	(293,125	)(2)
Fair value of shares issued for compensation	60,000	82,051	22,051	(2)
Fair value of shares issued with notes payable	207,031	662,500	455,469
Stock option expense	28,065	-	(28,065)
Cancellation of shares	(250)	(250)	-
Changes in Operating Assets and Liabilities:
Deferred debt issuance costs	23,775	-	(23,775)
Contract payable to stockholder	(250,000)	(250,000)	-
Accounts payable	147,460	170,399	22,939
Accrued liabilities – related party	65,082	70,082	5,000	(2)
Net Cash (Used) by Operating Activities	(570,399)	(546,374)	24,025

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds from the issuance of notes payable	662,500	662,500	-
Purchase and cancellation of treasury stock		(250)	(250)
Offering costs		(23,775)	(23,775)
Net Cash Provided By (Used In) Financing Activities	662,500	638,475	(24,025)

Net Increase in Cash	92,101	92,101	-

Cash, Beginning of Period	-	-	-
Cash, End of Period	$92,101	$21,101	$-

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-

Note 9 - Subsequent events

Senior Secured Note Agreement

The Company entered into a Senior Secured Note Agreement (the “Loan Agreement”) dated as of September 28, 2011 (the “Loan Agreement Date”) with West Ventures, LLC, an institutional accredited investor (the “Investor”), pursuant to which the Investor obtained from the Company a 15.00% senior secured promissory note (the “Note”) in the principal amount of $11,400,000.

On the Loan Agreement Date, the proceeds from the issuance of the Note were deposited by the Investor into a bank account of the Company controlled solely by the Investor (“Control Account”), and were subject to release by the Investor only upon the satisfaction of certain post-closing matters, including the filing with the appropriate regulatory offices in Brazil of all agreements pursuant to which certain collateral was pledged to secure the Company’s obligations under the Note, as discussed below.  On October 6, 2011 (the “Closing Date), the Investor released $9,500,000 from the Control Account .

The Note has a three-year term and bears interest on the outstanding principal balance at the rate of 15% per annum.  At the closing (the “Closing”) of the transactions contemplated by the Loan Agreement, the Company prepaid the interest payable on the Note for the six-month period following the Closing Date.  Regular monthly interest payments on the Note will commence at the end of such six-month period. Principal payments on the Note are due monthly and commence on the 13th month following the Closing Date.  The Company may, at any time and without penalty, voluntarily prepay all or part of the Note; provided, however, that any such prepayments shall be in a minimum amount of $1,000,000 and multiples of $500,000 in excess of $1,000,000.  In certain circumstances, prepayment of principal is mandatory upon the receipt of proceeds from the condemnation or disposition of any of the Collateral (defined below) or the receipt of insurance proceeds as a result of loss or damage to the Collateral.

The Loan Agreement contains affirmative and negative covenants (which are, in certain cases, subject to certain exceptions) customary for financings of this type. In addition, the Loan Agreement also contains customary events of default for financings of this type (which are in certain cases subject to certain exceptions, thresholds and grace periods).

In October 2011, the Company used approximately $9.5 million of the proceeds from the sale of the Note to extend a loan to Reginaldo Luiz De Almeida Ferreira – ME, a Brazilian sole proprietorship company and gold mine operator (“Reginaldo”), pursuant to the terms of a Loan Agreement dated September 21, 2011 (the “Brazil Loan Agreement”) between the Company and Reginaldo.  As discussed further below, such funds will be used by Reginaldo to purchase equipment, pay for construction of a gold processing plant and provide working capital for an existing gold mine located in Mato Grasso, Brazil (the “Reginaldo Mine”).  Of the remaining proceeds from the sale of the Note, $725,000 was used by the Company for partial repayment of outstanding promissory notes of the Company, $855,000 was applied to the prepayment of interest on the Note and the balance will be used by the Company for working capital and other general corporate purposes.

To secure the Company’s obligations under the Loan Agreement and the Note, the Company granted to the Investor a first priority security interest in substantially all of the Company’s personal property and other assets, whether currently owned or hereafter acquired, including the capital stock of its 99.9%-owned Brazilian subsidiary, RHI Mineração Ltda. (“RM”), pursuant to the terms of a Security Agreement dated as of September 28, 2011 ( the “Security Agreement”) between the Company and the Investor and a Quota Pledge Agreement dated September 21, 2011 (the “Quota Pledge Agreement”) among the Company, the Investor and RM.  In addition, Reginaldo granted to the Investor a first lien pledge on the following assets:

•
the ore deposited in the waste tank located next to the main processing plant at the Reginaldo Mine and any receivables derived from the sale of gold extracted from the Reginaldo Mine, both pursuant to the terms of the First Lien and Second Lien Pledge Agreement of Movable Assets Derived From Mining Activities dated September 21, 2011 (the “Ore Pledge Agreement”) among Reginaldo, the Company and the Investor;

•
certain mining equipment and all additional equipment to be purchased with a portion of the proceeds of the loans under the Brazil Loan Agreement, pursuant to the terms of the First Lien and Second Lien Equipment Pledge Agreement dated September 21, 2011 (the “Equipment Pledge Agreement”) among Reginaldo, the Company and the Investor.

The Company’s significant stockholder  (President and Chief Executive Officer), executed in favor of the Investor a Guaranty dated as of September 28, 2011 pursuant to which such stockholder certified that, so long as the Note remains outstanding, he will not knowingly or intentionally take any action as an officer or director of the Company that is fraudulent, misrepresentative or would constitute willful misconduct, or that would cause any court of competent jurisdiction to enter against the Company or RM an order or decree for relief under applicable bankruptcy, insolvency or for similar law or the liquidation or winding up of the Company or RM.

Common Share Purchase and Revenue Share Agreement

Concurrently with the execution of the Loan Agreement and as additional consideration for the Investor’s agreement to purchase the Note and enter into the Loan Agreement, the Company and the Investor entered into a Common Share Purchase and Revenue Share Agreement ( the “Purchase Agreement”).  Pursuant to the Purchase Agreement, the Company, among other things, (i) granted to the Investor a 50% share of its consolidated gross revenue from the Abadala Mine in Brazil (after a deduction for interest payable under the Loan Agreement) (as more fully described in the Purchase Agreement, the “Revenue Share”), and (ii) issued to the Investor 6,016,160 shares of the Company’s common stock, which shares represented approximately 15% of the issued and outstanding shares of common stock of a fully-diluted basis at the time of issuance.

Amounts due to the Investor from the Revenue Share are payable weekly and may upon mutual agreement of the Company and the Investor be paid in gold bullion.  Any Revenue Share payments due but unpaid shall become an additional obligation of the Company under the Loan Agreement that accrues interest at the rate of 10% per annum.

Pursuant to the Purchase Agreement, if prior to the later of the fifth anniversary of the Closing or the date the Company has paid in full all amounts payable by the Company under the Loan Agreement the Company issues shares of common stock, or securities convertible into or exercisable to purchase common stock, in a transaction or series of related transactions in which the Company’s pre-money valuation is less than $30,000,000, the Company is required to issue to the Investor additional shares of common stock so that the Investor will own after such transaction or transactions the same percentage of the outstanding shares of common stock (calculated on a fully-diluted, as converted basis) as it owns immediately prior to such transaction or transactions.

The Purchase Agreement contains customary representations, warranties and covenants.  The Company has agreed to indemnify the Investor for (i) breaches of representations, warranties and covenants made by the Company in the Purchase Agreement and related transaction documents, subject to certain limitations, and (ii) actions instituted against the Investor or its affiliates by any stockholder of the Company with respect to the Purchase Agreement and related transaction documents.

Investor Rights Agreement

In connection with the closing of the transactions contemplated by the Loan Agreement and the Purchase Agreement, at the Closing, the Company and the Investor also entered into an Investor Rights Agreement (the “Rights Agreement”) pursuant to which the Investor and its permitted assigns have certain demand and “piggy-back” registration rights with respect to the shares of common stock issued under the Purchase Agreement.  The Company is obligated to keep any registration statement filed pursuant to such demand registration rights effective for a period equal to the earlier of (i) 18 months after registration, (ii) the date on which all of the shares of common stock covered by the registration statement have been sold, and (iii) the date on which there ceases to be any Registrable Securities (as defined in the Rights Agreement) covered by the registration statement.

Brazil Loan Agreement

The Company entered into a loan agreement dated September 21, 2011 (the “Brazil Loan Agreement”) with Reginaldo pursuant to which the Company agreed to lend to Reginaldo $14,000,000, of which $9,500,000 was released to Reginaldo on the Closing Date upon the satisfaction of certain closing conditions and applied exclusively for the following purposes:

•	$5,368,824 for the purchase of certain mining equipment and machinery;

•	$3,000,000 for the personal benefit of the owner of Reginaldo;

•	$352,941 for the construction of a new ore processing plant at the Reginaldo Mine; and

•	$778,235 for working capital.

The Company has agreed to disburse the remaining $4,500,000 of the loan to Reginaldo in two installments, subject to Reginaldo’s continued compliance with the terms and conditions of the Brazil Loan Agreement, as determined by the Company and approved by the Investor, the first installment in the amount of $2,500,000 within the six-month period commencing on the six-month anniversary of the Closing Date and the remaining installment in the amount of $2,000,000 within the six-month period commencing on the first anniversary of the Closing Date.  If the Company fails to make either additional loan disbursement without cause, such as the failure of Reginaldo to comply with its obligations under the Brazil Loan Agreement or, if the Note is still outstanding, the failure of the Investor to approve such additional loan disbursement, the Company shall be subject to the payment of a 20% penalty on the disbursement amount.

Under the terms of the Brazil Loan Agreement, Reginaldo is required to pay the Company through the date (the “Maturity Date”) of the tenth anniversary of the disbursement date of the first loan installment in the amount of $9.5 million, monthly interest on the loan amount in an amount equal to 50% of the income from the ore production at the Reginaldo Mine after deduction of all costs and expenses of production.  Of such amount, the Company is required by the terms of the Purchase Agreement to pay 50% to the Investor as discussed above.  Such interest must be paid, at the option of the Company, in either U.S. dollars or in gold.  Reginaldo is required by the Brazil Loan Agreement to repay the Company the outstanding principal loan amount on the Maturity Date unless the Company, in its sole discretion, extends such date of repayment for an additional year.

The amounts received by the Company from Reginaldo that are characterized as interest are to be used by the Company to repay the amounts due to the Investor under the Note and any other amounts payable by the Company under the Loan Agreement.  If such amounts are not sufficient to make all required payments under the Note and the Loan Agreement in accordance with the terms thereof, additional loans to Reginaldo under the Brazil Loan Agreement will be suspended until such time as all such amounts that are due and payable to the Investor have been paid and Reginaldo will forfeit any further payments of net income from the Reginaldo Mine until all such obligations have been satisfied.  Any amounts that Reginaldo makes available to the Company and the Investor from its portion of the net profits of the Reginaldo Mine will accrue interest payable by the Company at the rate of 10% per annum until such amounts are repaid to Reginaldo by the Company.

Pursuant to the terms of the Brazil Loan Agreement, the Company has agreed that, at the end of the second year of the term of such agreement, it will convert the outstanding loans under such agreement into a 50% share of the net income of all mining activities at the Reginaldo Mine so long as Reginaldo has fulfilled all of its obligations under the Brazil Loan Agreement, the obligations of the Company to the Investor under the Loan Agreement have been paid in full and the financial statements of Reginaldo for such two-year period have been audited in accordance with generally accepted accounting principles in the United States.  If at such time any obligations remain outstanding under the Loan Agreement, the cancellation of the loans under the Brazil Loan Agreement may only be made with the written consent of the Investor.  In addition, if at such time Reginaldo has failed to complete its audit in a form satisfactory to the Company, the obligations of the Company to cancel the loans in exchange for the acquisition of the equity interest in Reginaldo will be extended to the conclusion of such audit.

In connection with the execution and delivery of the Brazil Loan Agreement, Reginaldo also entered into an Option Agreement dated September 21, 2011 (the “Option Agreement”) with the Company pursuant to which Reginaldo granted to the Company an option to purchase fifty percent (50%) of the net income of all ore activities at the Reginaldo Mine, which option is exercisable at any time during the continuance of an event of default under the Loan Agreement or the Brazil Loan Agreement, in consideration of forgiving all amounts due under the Brazil Loan Agreement.  The Company may only exercise such option with the written consent of the Investor.

The obligations of Reginaldo under the Brazil Loan Agreement are secured by a second lien pledge by Reginaldo of the following assets:

•
the ore deposited in the waste tank located next to the main processing plant at the Reginaldo Mine and any receivables derived from the sale of gold extracted from the Reginaldo Mine, both pursuant to the terms of the Ore Pledge Agreement;

•
certain mining equipment and all additional equipment to be purchased with a portion of the proceeds of the loans under the Brazil Loan Agreement, pursuant to the terms of the Equipment Pledge Agreement; and

•	the rights of Reginaldo under the Option Agreement.

The Brazil Loan Agreement contains affirmation and negative covenants (which are, in certain cases, subject to certain exceptions) customary for financings of this type.

Termination and Release Agreement

In connection with the execution and delivery by the Company of the Brazil Loan Agreement, on September 21, 2011 RHI and Reginaldo entered into a Termination and Release Agreement pursuant to which the parties terminated the First Amended and Restated Loan Agreement dated as of August 4, 2011 between RH and Reginaldo and the First Amended and Restated Lease Agreement dated as of August 4, 2011 between RH and Reginaldo, in each case without liability or continuing obligation by either party, and RH and Reginaldo mutually released each other from any and all rights and obligations provided for under such agreements.

In October 2011, the Company sold 225,938 shares of common stock to related parties for $0.80 per share for an aggregate purchase of $204,750.

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

Results of Operations

The Company had no source of revenue and no sales for the three and nine months ended September 30, 2011.  In September 2011, the Company entered into a loan agreement, which was funded in October 2011, with Reginaldo Luiz De Almeida Ferreira-Me, a Brazilian sole proprietorship and gold mine operator (“Reginaldo”), pursuant to which the Company loaned Reginaldo $9,500,000 in consideration of 50% of the income from certain ore production after deduction for the cost of production. The Company currently expects to receive its first revenues from such transaction in December 2011. The Company also is looking for additional opportunities to create revenue and is seeking to raise additional funds to continue  to execute on its business plan.

General and administrative expenses for the three months ended September 30, 2011 and 2010 were approximately $661,000 and $496,000, respectively. These costs consisted of audit fees of approximately $3,000 and $13,000, respectively, legal fees of approximately $239,000 and $66,000, respectively, consulting fees of approximately $307,000 and $362,000, respectively, and travel and entertainment of approximately $39,000 and $36,000, respectively.  The remaining $73,000 and $49,000, respectively, related to office and administrative overhead costs.

General and administrative expenses for the nine months ended September 30, 2011 and 2010 were approximately $1,668,000 and $910,000, respectively. These costs consisted of audit fees of approximately $18,000 and $18,000, respectively, legal fees of approximately $312,000 and $161,000, respectively, consulting fees of approximately $751,000 and $547,000, respectively, travel and entertainment of approximately $145,000 and $70,000, respectively, and for 2011 we had an loan extension fee of $300,000.  The remaining $142,000 and $114,000, respectively related to office and administrative overhead costs.

With the closing of the Company’s initial loan transaction, as noted above, the Company expects that its operating costs will increase as a direct result of the additional management activities.

 Liquidity and Capital Resources

Prior to the closing of the Company's initial loan transaction, as discussed above, the Company had financed its operations primarily through private placements of notes payable.  During the nine months ended September 30, 2011, the Company issued $837,500 aggregate principal amount of notes payable. Subsequent to September 30, 2011, the Company issued approximately $11,500,000 in aggregate principal amount of notes payable.  This inflow of cash has been used to fund the $9,500,000 to Reginaldo, pay down the Company’s accounts payable and accrued expenses, make principle payments on the Company’s notes payable, and the remainder is available for working capital.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has sustained net losses from operations since formation, and the Company has limited liquidity.  Management anticipates that the Company will receive only limited funds for working capital over the next 12 months from its initial loan transaction in Brazil and will be dependent, for the near future, on additional capital to fund its operating expenses and anticipated growth.  The audit report of the Company’s  independent registered public accounting firm on the Company’s financial statements for the year ended December 31, 2010 contained a paragraph expressing doubt about the Company’s ability to continue as a going concern.  Since inception, the Company’s operating losses have been funded through the issuance of equity securities and borrowings.  The Company continually evaluates its cash needs and growth opportunities and it believes it will require additional equity or debt financing in order to achieve its overall business objectives. In October 2011, the Company completed a $11.4 million round of funding with an institutional lender. In connection with such funding, only a limited amount of such borrowings are available to the Company for working capital and such cash is currently being released to the Company from a restricted cash account solely in the discretion of the lender so that the lender can evaluate the individual items upon which the Company makes cash expenditures.   While the Company intends to continue to look for other financing sources, in the current economic environment, the procurement of outside funding is extremely difficult and there can be no assurance that such financing will be available, or, if available, that such financing will be at a price that will be acceptable to the Company.  The Company’s failure to generate sufficient revenues or raise additional capital will have an adverse impact on the Company’s ability to achieve its longer-term business objectives, and will adversely affect the Company’s ability to continue operating as a going concern.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) under the Exchange Act, as of September 30, 2011 to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2011, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below and previously reported in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

As described in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, management identified a material weakness relating to the relatively small number of professionals employed by the Company in bookkeeping and accounting functions, which prevents the Company from appropriately segregating duties within its internal control systems.  A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The inadequate segregation of duties is a material weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

The material weakness described above still exists and caused management to conclude that, as of September 30, 2011, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level.  Management is still in the process of remediating this material weakness, but expects that it will not be able to add additional accounting personnel until it is able to raise sufficient operating capital to begin to execute on its business plan.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the most recent quarter of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Between August 2011 and September 2011, the Company, in five separate transactions, issued an aggregate of 390,625 shares of restricted, unregistered common stock to five investors in a private placement in connection with the issuance of 10% promissory notes in the aggregate principal amount of $50,000. In addition, the Company issued 25,000 shares of restricted, unregistered common stock to an individual as a fee in connection with the issuance of 10% promissory notes.

In September 2011, the Company commenced an offering of 255,938 shares of the Company’s common stock, at a price of $0.80 per share, to accredited investors in a private placement.  The Company completed the offering on November 7, 2011 and issued 255,938  shares of common stock to such investors in exchange for aggregate proceeds of $204,750.

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

Resource Holdings, Inc.

November 14, 2011	By:	/s/ Michael B. Campbell
Michael B. Campbell, Chief Executive Officer
(Principal Executive Officer)

November 14, 2011	By:	/s/ Dean S. Skupen
Dean S. Skupen, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*
XBRL (eXtensible Business Reporting Language) interactive data files are furnished and not filed or a part of a registration statement or prospectuc for purposed of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.